Form 10-Q
period 2026-03-31
Janus Living, Inc.
filed 2026-05-06
CIK 2100805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-43206

Janus Living, Inc.
(Exact name of registrant as specified in its charter)

Maryland	41-2996951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4600 South Syracuse Street, Suite 500
Denver, CO 80237
(Address of principal executive offices) (Zip Code)
(720) 428-5050
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A-1 Common Stock, $0.01 par value	JAN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 4, 2026, there were 187,222,996 shares of the registrant’s $0.01 par value Class A-1 common stock outstanding and 75,917,780 shares of the registrant’s $0.01 par value Class A-2 common stock outstanding.

JANUS LIVING, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Janus Living, Inc.
COMBINED AND CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate:
Buildings and improvements	$2,638,325	$1,940,808
Construction in progress	45,607	41,678
Land and improvements	370,231	176,475
Accumulated depreciation	(532,738)	(505,297)
Net real estate	2,521,425	1,653,664
Investment in unconsolidated joint venture	—	312,709
Accounts receivable, net of allowance of $3,480 and $2,018	24,407	19,431
Cash and cash equivalents	948,822	19,652
Restricted cash	88,971	64,609
Intangible assets	191,659	26,670
Deferred tax assets	114,556	107,074
Goodwill	3,849	3,849
Other assets	130,056	134,557
Total assets	$4,023,745	$2,342,215

LIABILITIES AND EQUITY
Mortgage debt	$—	$102,688
Accounts payable, accrued liabilities, and other liabilities	297,802	284,210
Deferred revenue	680,055	673,007
Total liabilities	977,857	1,059,905

Commitments and contingencies (Note 10)

Parent’s net investment	—	1,282,310
Class A-1 common stock, $0.01 par value: 1,500,000,000 and no shares authorized; 187,222,996 and no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,872	—
Class A-2 common stock, $0.01 par value: 100,000,000 and no shares authorized; 75,917,780 and no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	759	—
Additional paid-in capital	2,170,729	—
Cumulative dividends in excess of earnings	(8,556)	—
Total stockholders’ equity	2,164,804	1,282,310
Common units of Janus OP, LLC, held by Healthpeak Properties, Inc.	878,329	—
Other noncontrolling interests	2,755	—
Total noncontrolling interests	881,084	—
Total equity	3,045,888	1,282,310
Total liabilities and equity	$4,023,745	$2,342,215
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Resident fees and services	$200,345	$148,927
Total revenues	200,345	148,927
Costs and expenses:
Operating	144,598	110,638
Depreciation and amortization	51,398	32,799
General and administrative	2,958	3,132
General and administrative - related party management fee	328	—
Interest expense	351	948
Transaction costs	18,510	—
Total costs and expenses	218,143	147,517
Other income (expense):
Gain (loss) upon change of control, net	46,270	—
Gain (loss) on debt extinguishments	(403)	—
Other income (expense), net	816	(2,380)
Total other income (expense), net	46,683	(2,380)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint venture	28,885	(970)
Income tax benefit (expense)	(1,122)	(2,591)
Equity income (loss) from unconsolidated joint venture	111	1,451
Net income (loss)	27,874	(2,110)
Noncontrolling interests’ share in earnings	3,458	—
Net (income) loss - pre-IPO	(39,888)	—
Net income (loss) applicable to common shares	$(8,556)	$—

Earnings per common share:
Basic	$(0.05)	$—
Diluted	$(0.05)	$—
Weighted average shares outstanding:
Basic	187,223	—
Diluted	263,141	—
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)
For the three months ended March 31, 2026:

		Common Stock				Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Total Stockholders’ Equity	Common Units of Janus OP, LLC, held by Healthpeak Properties, Inc.	Other Noncontrolling Interests	Total Equity
	Parent’s Net Investment	Class A-1 Shares	Class A-1 Amount	Class A-2 Shares	Class A-2 Amount
January 1, 2026	$1,282,310	—	$—	—	$—	$—	$—	$1,282,310	$—	$—	$1,282,310
Net income (loss)	39,888	—	—	—	—	—	(8,556)	31,332	(3,467)	9	27,874
Net contributions from Parent	837,092	—	—	—	—	—	—	837,092	—	—	837,092
Issuance of Class A-1 common stock in connection with initial public offering, net of underwriting fees and offering costs	(2,159,290)	187,223	1,872	—	—	2,289,108	—	131,690	—	—	131,690
Issuance of Class A-2 common stock in connection with initial public offering	—	—	—	75,918	759	—	—	759	—	—	759
Issuance of noncontrolling interests in connection with initial public offering	—	—	—	—	—	—	—	—	763,401	2,737	766,138
Stock-based compensation	—	—	—	—	—	16	—	16	—	18	34
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	345	345
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(354)	(354)
Adjustments to noncontrolling interests	—	—	—	—	—	(118,395)	—	(118,395)	118,395	—	—
March 31, 2026	$—	187,223	$1,872	75,918	$759	$2,170,729	$(8,556)	$2,164,804	$878,329	$2,755	$3,045,888
For the three months ended March 31, 2025:

Total Parent’s Net Investment
January 1, 2025	$1,308,853
Net income (loss)	(2,110)
Net distributions to Parent	(3,221)
March 31, 2025	$1,303,522
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$27,874	$(2,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate and in-place resident contract intangibles	51,398	32,799
Stock-based compensation amortization expense	34	—
Stock-based compensation issued as part of initial public offering	4,872	—
Amortization of deferred financing costs and debt discounts (premiums)	(53)	(181)
Amortization of non-refundable entrance fees	(27,203)	(24,006)
Equity loss (income) from unconsolidated joint venture	(111)	(1,451)
Deferred income tax expense (benefit)	495	2,032
Loss (gain) on debt extinguishments	403	—
Loss (gain) upon change of control, net	(46,270)	—
Casualty-related loss (recoveries), net	—	2,420
Other non-cash items	112	—
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(831)	3,222
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(10,400)	(21,084)
Increase (decrease) in deferred revenue	33,001	29,176
Net cash provided by (used in) operating activities	33,321	20,817
Cash flows from investing activities:
Acquisitions of real estate	(402,716)	—
Joint venture buyout, net	(291,353)	—
Capital expenditures	(20,014)	(15,601)
Distributions in excess of earnings from unconsolidated joint venture	—	4,280
Proceeds from insurance recovery	6,838	—
Net cash provided by (used in) investing activities	(707,245)	(11,321)
Cash flows from financing activities:
Issuance of Class A-1 common stock in connection with initial public offering, net of underwriting fees	901,326	—
Issuance of Class A-2 common stock in connection with initial public offering	759	—
Repayments of mortgage debt	(102,011)	(710)
Payments for debt extinguishment and deferred financing costs	(2,745)	—
Payments of offering costs	(6,256)	—
Net contributions from (distributions to) Parent	836,737	(3,221)
Distributions to and purchase of noncontrolling interests	(354)	—
Net cash provided by (used in) financing activities	1,627,456	(3,931)
Net increase (decrease) in cash, cash equivalents, and restricted cash	953,532	5,565
Cash, cash equivalents, and restricted cash, beginning of period	84,261	79,066
Cash, cash equivalents, and restricted cash, end of period	$1,037,793	$84,631
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Janus Living, Inc. (“Janus Living” or the “Company”) is a pure-play senior housing real estate investment trust (“REIT”), and the only United States (“U.S.”) publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures. Janus Living has a portfolio consisting of 40 senior housing communities, comprised of 11,252 units as of March 31, 2026. The Company’s communities are located primarily in major retirement markets across 12 states, with units in Florida and Texas representing 67% of the total units as of March 31, 2026. Substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Janus Living OP, LLC (“Janus Living OP” or the “Operating Company”), either directly or through its subsidiaries. The Company is the managing member of the Janus Living OP. The Company is externally managed by Healthpeak Investment Management, LLC (the “Manager”), an indirect subsidiary of Healthpeak Properties, Inc. (“Healthpeak” or the “Parent”).
On March 23, 2026, the Company completed its initial public offering (“IPO”) to become a public company (see Note 18). In connection with the IPO, 48,300,000 shares of Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the three months ended March 31, 2026 a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 18). The Company contributed the net proceeds from the IPO to Janus Living OP in exchange for common units in Janus Living OP. See Note 11 for additional information about the ownership of the Company and Janus Living OP following the IPO.
NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited combined and consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined and consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s estimates.
Prior, and subsequent, to the IPO, Healthpeak controlled Janus Living, resulting in the transaction being accounted for as a transaction occurring between entities under common control. The financial statements for all periods prior to the IPO have been prepared on a “carve-out” basis. The historical financial statements reflect the carrying amounts that have been carved out of Healthpeak’s consolidated financial statements prepared in conformity with U.S. GAAP, and reflect estimates and allocations made by Healthpeak to depict Janus Living on a stand-alone basis. These allocations may not be indicative of the conditions that would have existed or the results of operations if Janus Living had operated as a stand-alone independent company.
Net income (loss) equals comprehensive income (loss) for all periods presented. The combined and consolidated financial statements include the accounts of Janus Living, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any interim period. The accompanying unaudited interim financial information should be read in conjunction with the Company’s combined financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the prospectus filed on March 23, 2026 with the Securities and Exchange Commission (“SEC”), as part of the Registration Statement on Form S-11 (File No. 333-293835) (such prospectus and registration statement, the “Registration Statement”).
Income Taxes
The Company’s deferred tax assets are netted against deferred tax liabilities on the Combined and Consolidated Balance Sheets. The Company is required to evaluate its deferred tax assets for realizability and recognize a valuation allowance, which is recorded against its deferred tax assets, if it is more likely than not that the deferred tax assets will not be realized. The Company considers all available evidence in its determination of whether a valuation allowance for deferred tax assets is required.

In connection with the formation transactions related to the IPO, the ownership of six senior housing communities was transferred from a taxable REIT subsidiary (“TRS”) to a non-taxable entity. This change in tax status resulted in the derecognition of certain deferred tax assets and liabilities. The net impact of this change in tax status resulted in a net tax benefit of $2 million during three months ended March 31, 2026.
Recent Accounting Pronouncements
The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company has elected the option to use the extended transition for new and revised accounting standards provided for EGCs under the JOBS Act, and, accordingly, may adopt such pronouncements on the same schedule as companies that are not issuers.
Not Yet Adopted
Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation (using both percentages and reporting currency amounts) of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for entities other than public business entities for annual periods beginning after December 15, 2025. The amendments may be applied either prospectively or retrospectively. Early adoption is also permitted. The Company expects ASU 2023-09 to require additional disclosures in the Notes to the Combined and Consolidated Financial Statements. The Company does not expect the amendments to have a material impact to its combined and consolidated financial position, results of operations, or cash flows.
Expense Disaggregation. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires public companies to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively or retrospectively. Early adoption is also permitted. The Company is evaluating the impact these ASUs will have on its disclosures.
NOTE 3.  Real Estate

2026 Real Estate Investment Acquisitions
JV Buyout
In January 2026, the Company acquired its JV partner’s 46.5% interest in SH 2019 Ventures, LLC (the “JV”) for $312 million (the “JV Buyout”). As a result of the JV Buyout, the Company began consolidating the 19 senior housing communities, derecognized its investment in the JV, and recognized a gain upon change of control of $46 million. See Note 4 for further information. The fair value of the senior housing communities was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy.
Subsequent to the completion of this acquisition, the Company entered into agreements to transition the management of certain of these senior housing communities from Brookdale Senior Living (“Brookdale”) to Ciel Senior Living and Pegasus Senior Living (the “operator transition”). In connection with the operator transition, the Company incurred a termination fee of $2.5 million to Brookdale, which is recognized within transaction costs on the Combined and Consolidated Statements of Operations.

Senior Housing Portfolio Acquisitions
In March 2026, the Company acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
Dispositions of Real Estate
There were no dispositions of real estate during either of the three months ended March 31, 2026 or 2025.
Impairment Charges
During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment charges.
Held for Sale
As of March 31, 2026 and December 31, 2025, there were no assets classified as held for sale.
Casualty-Related Charges
During the three months ended March 31, 2025, the Company recognized $2 million of casualty-related charges, which were primarily related to mitigation and other charges incurred related to damages caused by Hurricane Milton. Casualty-related recoveries (charges) are recognized in other income (expense), net in the Combined and Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the Company had an outstanding insurance receivable balance of $6 million and $12 million, respectively (see Note 6).
NOTE 4.  Investments in Unconsolidated Joint Venture

As of December 31, 2025, the Company held a 53.5% ownership interest in the JV that was comprised of 19 senior housing communities and was accounted for under the equity method. The remaining 46.5% interest was held by a sovereign wealth fund (“SWF”). As of December 31, 2025, the carrying value of the JV was $313 million. In January 2026, the Company acquired its joint venture partner’s 46.5% interest for $312 million, resulting in consolidation of the 19 senior housing communities (see Note 3).
The following table summarizes the Company’s equity method investment (in thousands):

December 31, 2024	$322,551
Distributions	(13,910)
Direct share of equity income (loss)	4,649
Basis difference amortization	(581)
December 31, 2025	$312,709
Direct share of equity income (loss)	119
JV buyout	(312,828)
March 31, 2026	$—
NOTE 5.  Intangible Assets

Intangible assets consist of in-place resident contract intangibles that were recognized upon acquisition of the related communities. The following table summarizes the Company’s intangible assets (dollars in thousands):

Intangible assets	March 31, 2026	December 31, 2025
Gross intangible assets	$426,510	$281,356
Accumulated amortization	(234,851)	(254,686)
Intangible assets	$191,659	$26,670

Weighted average remaining amortization period in years	2	1

During the three months ended March 31, 2026, in conjunction with the Company’s acquisitions of real estate, the Company acquired $189 million of intangible assets with a weighted average amortization period at acquisition of three years. Other activity during the three months ended March 31, 2026 includes the write-off of fully depreciated assets.
NOTE 6. Other Assets

The following table summarizes the Company’s other assets (in thousands):

	March 31, 2026	December 31, 2025
Entrance fee receivables (see Note 9)	$73,899	$73,376
Prepaid and other assets (1)	50,650	48,690
Insurance receivables (see Note 3)	5,507	12,491
Other assets	$130,056	$134,557
_______________________________________
(1)Includes costs of acquiring contracts, net of capitalized commissions, of $26 million and $24 million as of March 31, 2026 and December 31, 2025, respectively, which are amortized over the estimated stay of the resident.
NOTE 7.    Debt

Credit Facilities
Concurrent with the completion of the IPO, the Company entered into a credit agreement that provides for a $500 million revolving credit facility (the “Revolving Credit Facility”) and $100 million delayed-draw term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Company has the option to increase commitments under the Credit Facilities and/or obtain incremental term loans so long as the aggregate principal amount does not exceed $1.5 billion, subject to customary requirements. The Revolving Credit Facility matures in March 2030 with two six-month extension periods available, subject to certain conditions. The Term Loan is available to be drawn until December 2026 and matures in March 2031. Borrowings under the Revolving Credit Facility and Term Loan bear interest at SOFR plus 105 and 110 basis points, respectively, based on the Company’s current leverage-based pricing grid. The Company also pays a facility fee on the entire revolving commitment that depends on its current leverage-based pricing grid, which was 0.15% as of March 31, 2026. As of March 31, 2026, total unamortized debt issuance costs for the Credit Facilities were $2 million, which are recognized in other assets on the Combined and Consolidated Balance Sheets. As of March 31, 2026, no principal had been drawn on either the Revolving Credit Facility or the Term Loan.
The Credit Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage Ratio of 1.5 times; (v) require a minimum Consolidated Tangible Net Worth of at least the sum of (x) $2.04 billion as of the end of any fiscal quarter plus (y) an amount equal to 75% of the net proceeds received from any equity offerings after the closing date; and (vi) require a minimum Unsecured Interest Coverage Ratio of 1.75 times. The Company believes it was in compliance with each of these covenants at March 31, 2026.
Mortgage Debt
At December 31, 2025, the Company had $102 million in aggregate principal of fixed rate mortgage debt outstanding and $0.7 million of unamortized premiums. The mortgage debt was secured by two senior housing communities with an aggregate carrying value of $242 million. The Company was in compliance with the requirements of its mortgage debt as of December 31, 2025.
In January 2026, the Company made a $102 million early full principal repayment of its mortgage debt with original maturities in December 2026 and paid $1 million of accrued interest and prepayment penalties. During the three months ended March 31, 2026, the Company recognized a $0.4 million loss on debt extinguishment related to this early repayment. As of March 31, 2026, the Company had ten outstanding letters of credit obligations totaling $1 million.

NOTE 8. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	March 31, 2026	December 31, 2025
Refundable entrance fees	$218,893	$221,147
Other accounts payable and accrued liabilities	74,558	57,024
Accrued construction costs	4,351	6,039
Accounts payable, accrued liabilities, and other liabilities	$297,802	$284,210
NOTE 9. Deferred Revenue

The following table summarizes the Company’s deferred revenue (in thousands):

	March 31, 2026	December 31, 2025
Non-refundable entrance fees	$677,284	$669,528
Other deferred revenue	2,771	3,479
Deferred revenue	$680,055	$673,007
The opening and closing balances of non-refundable entrance fees were as follows (in thousands):

Closing balance - December 31, 2024	$615,723
Additions(1)	152,717
Amortization(2)	(98,912)
Closing balance - December 31, 2025	$669,528
Additions	34,959
Amortization(2)	(27,203)
Closing balance - March 31, 2026	$677,284
_______________________________________
(1)During the three months ended March 31, 2025, the Company collected non-refundable entrance fees of $29 million.
(2)Amortization of non-refundable entrance fees is included within resident fees and services on the Combined and Consolidated Statements of Operations. During the three months ended March 31, 2025, the Company recognized amortization of $24 million.
As of each of March 31, 2026 and December 31, 2025, the weighted average remaining length of stay based on the unamortized non-refundable entrance fee balance of the Company’s in-place residents was 8 years.
Entrance Fee Receivables
For certain residents that qualify, the Company may offer to provide a deferral of the upfront cash entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. These entrance fee receivables are due upon sale of the resident’s previous home. The following table summarizes the Company’s entrance fee receivables, which are recognized in other assets on the Combined and Consolidated Balance Sheets (in thousands):

Closing balance - December 31, 2024	$61,273
Current year deferrals provided	99,960
Receipts applied to entrance fee commitments	(87,857)
Closing balance - December 31, 2025	$73,376
Current year deferrals provided	25,813
Receipts applied to entrance fee commitments	(25,290)
Closing balance - March 31, 2026	$73,899

NOTE 10.  Commitments and Contingencies

Minimum Liquid Reserve (“MLR”)
State licensing authorities require the Company to maintain MLR balances in escrow accounts based upon certain financial calculations. This requirement mitigates the risk of a community failure, whereby the Company would be obligated to repay the balance of entrance fees to its residents. The reserve balance required by these state licensing authorities at March 31, 2026 was $96 million, which was met through $68 million of restricted cash held in escrow and $28 million of promissory notes. These promissory notes are issued between the Company and certain of its operating subsidiaries, which represents intercompany activity that is eliminated in the Combined and Consolidated Financial Statements.
Legal Proceedings
From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. These matters typically relate to the following, among others, and include matters that pertain to operators’ management of the Company’s communities: (i) premises liability and other personal injury claims; (ii) resident care and professional liability matters, including allegations relating to quality of care, neglect, or violation of applicable health and safety regulations; and (iii) contract disputes with residents, service providers, or vendors. Many of these claims are covered, in whole or in part, by insurance policies maintained by the Parent, as further described below, subject to self-insured retentions, deductibles, and policy limits.
The Company monitors and evaluates all pending matters in consultation with legal counsel, risk management, insurance professionals, and its operators. The Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material effect on the Company’s financial condition, results of operations, or cash flows. The Company’s policy is to expense legal costs as they are incurred.
Operator Agreement
The Company has long-term management agreements with its operators under which base management fees and incentive management fees are payable to these operators (“Operator Fees”) if operating results exceed pre-established thresholds. Conversely, there are also provisions in the management agreements that reduce Operator Fees if operating results do not meet certain pre-established thresholds. Out-of-pocket expenses incurred on behalf of the Company by operators are subject to reimbursement from the Company. During the three months ended March 31, 2026 and 2025, the Company incurred management fees of $7 million and $5 million, respectively, which are recognized in operating expenses on the Combined and Consolidated Statements of Operations. For discussion of management fees payable to Healthpeak, refer to Note 18.
NOTE 11.  Equity

Initial Public Offering
Formation Transactions
In March 2026, Janus Living consummated a series of formation transactions through which Healthpeak transferred, directly or indirectly, cash plus senior housing real estate communities and certain parcels of land for future development to the Company. As a result of these transactions, Healthpeak received 138,816,246 shares of Class A-1 common stock and 75,917,780 common units in Janus Living OP, which collectively have a value of $4.3 billion (based on the IPO price of $20.00 per share). Janus Living contributed the real estate assets received in the formation transactions to Janus Living OP in exchange for common units, and following such contributions and the formation transactions described above, Janus Living holds 187,222,996 common units in Janus Living OP. In connection with these formation transactions, Healthpeak also purchased shares of Class A-2 common stock in an amount equivalent to the common units of Janus Living OP that Healthpeak holds following completion of the formation transactions described above, for aggregate consideration of approximately $760 thousand. Also in March 2026, in connection with the IPO, 48,300,000 shares of Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the three months ended March 31, 2026 a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 18).

Class A-1 Common Stock, Class A-2 Common Stock, and Common Units
Following the IPO, Janus Living has two classes of common stock: Class A-1 common stock and Class A-2 common stock. Class A-1 common stock has both voting and economic rights and is held by Healthpeak and public investors. Janus Living’s Class A-2 common stock was issued only to Healthpeak and has voting rights but is not entitled to receive any dividends or distributions, and has no other economic rights. The purpose of the Class A-2 common stock is to give Healthpeak voting rights that correspond to its common units in Janus Living OP, which do not provide holders with the right to vote on matters submitted to the stockholders of Janus Living. Shares of Class A-2 common stock are not listed on the New York Stock Exchange. Class A-2 common stock will not be issued to any holder other than Healthpeak.
Noncontrolling Interests
OP Units
Common unitholders (“OP Unitholders”) have the right to require redemption of part or all of their common units of Janus Living OP (“common units” or “OP units”) for cash or shares of Janus Living’s Class A-1 common stock, at Janus Living Inc.’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The common units are classified in permanent equity because Janus Living, Inc. may elect to issue shares of its Class A-1 common stock to OP Unitholders who choose to redeem their common units rather than using cash. In connection with the formation transactions, Janus Living holds 187,222,996 common units in Janus Living OP and Healthpeak holds 75,917,780 common units. The resulting change in the Company’s net assets and capital structure required an allocation between equity and noncontrolling interests on the Combined and Consolidated Statements of Equity. Each unitholder’s interest is calculated by dividing its units held by the total common units outstanding. Healthpeak’s common units are presented as common units of Janus OP, LLC held by Healthpeak Properties, Inc. on the Combined and Consolidated Balance Sheets.
As of March 31, 2026, Healthpeak held 75,917,780 OP Units, all of which were convertible into Class A-1 common stock. As of March 31, 2026, the value of the OP Units held by Healthpeak had a value of $1.8 billion based on the closing stock price on March 31, 2026.
LTIP Units
During the three months ended March 31, 2026, certain employees of the Company (“LTIP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP (“LTIP Units”), all of which were profits interests in Janus Living OP. When certain conditions are met, the LTIP Unitholders have the right to require redemption of part or all of their LTIP Units for cash or shares of the Company’s Class A-1 common stock, at the Company’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Company’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The Company classifies the LTIP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its Class A-1 common stock to LTIP Unitholders who choose to redeem their LTIP Units rather than using cash. As of March 31, 2026, there were approximately 392 thousand LTIP Units outstanding and none had met the criteria for redemption.
NOTE 12.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the impact of common shares issuable from the assumed conversion of OP Units and unvested restricted stock units. Only those instruments having a dilutive impact on the Company’s basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Certain restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
For basic EPS, the Company has elected to use the number of shares outstanding as of the closing date of the IPO as the number of weighted average shares outstanding, which were unchanged as of March 31, 2026. For the three months ended March 31, 2026, basic and diluted EPS is calculated by dividing net income (loss) attributable to common shares after the closing date of the IPO by the basic and diluted weighted average shares outstanding for the period. The pre-IPO net income (loss) of $40 million for the period from January 1, 2026 through March 23, 2026 is deducted from net income (loss) for purposes of EPS.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

Three Months Ended March 31, 2026
Numerator - Basic
Net income (loss)	$27,874
Noncontrolling interests’ share in earnings	3,458
Net (income) loss - pre-IPO	(39,888)
Net income (loss) applicable to common shares	$(8,556)
Numerator - Dilutive
Net income (loss) applicable to common shares	$(8,556)
Net income (loss) attributable to dilutive convertible units and other	(3,467)
Dilutive net income (loss) available to common shares	$(12,023)
Denominator
Basic weighted average shares outstanding(1)	187,223
Dilutive potential common shares - OP Units(2)	75,918
Diluted weighted average common shares	263,141
Earnings per common share
Basic	$(0.05)
Diluted	$(0.05)
_______________________________________
(1)Basic weighted average shares outstanding for the three months ended March 31, 2026 represent the Class A-1 common shares issued on the closing date of the IPO, which are the common shares outstanding as of March 31, 2026. No publicly-listed shares were outstanding as of March 31, 2025.
(2)For the three months ended March 31, 2026, represents the dilutive impact of 76 million outstanding OP Units.
NOTE 13.  Variable Interest Entities

Operating Subsidiary
Janus Living OP is the Company’s operating subsidiary and a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds a membership interest in Janus Living OP, acts as the managing member of Janus Living OP, and exercises full responsibility, discretion, and control over the day-to-day management of Janus Living OP. Because certain noncontrolling interests in Janus Living OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights, the Company has determined that Janus Living OP is a VIE. Janus Living, Inc., as managing member, has the power to direct the core activities of Janus Living OP that most significantly affect Janus Living OP’s performance, and through its interest in Janus Living OP, has both the right to receive benefits from and the obligation to absorb losses of Janus Living OP. Accordingly, Janus Living, Inc. is the primary beneficiary of Janus Living OP and consolidates Janus Living OP. As the Company conducts its business and holds its assets and liabilities through Janus Living OP, the total combined and consolidated assets and liabilities, income (losses), and cash flows of Janus Living OP represent substantially all of the total combined and consolidated assets and liabilities, including the consolidated and unconsolidated entities discussed in this Note 13, income (losses), and cash flows of Janus Living, Inc.
AgeTech Investment. The Company holds a limited partner interest in a fund that makes venture capital investments in early-stage technology solutions (the “AgeTech Investment”). As of March 31, 2026, the Company had an aggregate commitment of $2 million related to its AgeTech Investment and as of each of March 31, 2026 and December 31, 2025, the Company’s total investment was $0.2 million. The AgeTech Investment has been identified as VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. Given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entity primarily consist of its capital investments. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.

The classification of the related assets and the maximum loss exposure as a result of the Company’s involvement with the VIE at March 31, 2026 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
AgeTech Investment	Other assets	$185
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of March 31, 2026, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIE, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
NOTE 14.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	March 31, 2026(1)		December 31, 2025(1)
	Carrying Value	Fair Value(2)	Carrying Value	Fair Value(2)
Mortgage debt	$—	$—	$102,688	$100,658
_______________________________________
(1)During the three months ended March 31, 2026 and year ended December 31, 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
(2)Level 2: Mortgage debt is classified as Level 2 in the fair value hierarchy. The fair value of mortgage debt is based on standardized pricing models in which significant inputs or value drivers are observable in active markets.
NOTE 15.  Revenue Recognition

Disaggregation of Resident Fees and Services Revenue
The following table disaggregates the Company’s resident fees and services according to whether such revenue relates to amortization of non-refundable entrance fees, room and rents, or ancillary and other services (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
Room and rents	$164,366	82.0%	$120,410	80.9%
Non-refundable entrance fee amortization	27,203	13.6%	24,006	16.1%
Ancillary and other services	8,776	4.4%	4,511	3.0%
Resident fees and services	$200,345	100.0%	$148,927	100.0%
Room and rents and non-refundable entrance fee amortization are recognized over time, or approximately one month and expected stay of the resident, respectively. Ancillary and other services are recognized at a point in time, as services are delivered.
For the three months ended March 31, 2026, Medicare and Medicaid represented 14% and 1%, respectively, of total revenues. For the three months ended March 31, 2025, Medicare and Medicaid represented 16% and 2%, respectively, of total revenues.
Accounts Receivable, net
The opening and closing balances of accounts receivable, net were as follows (in thousands):

Closing balance - December 31, 2025	$19,431
Closing balance - March 31, 2026	24,407
Change	$4,976

The following is a summary of the Company’s adjustments to allowances for credit losses (in thousands):

Opening balance - December 31, 2024	$2,243
Additional allowance	2,269
Write-offs, recoveries, and other adjustments	(2,494)
Closing balance - December 31, 2025	$2,018

Opening balance - December 31, 2025	$2,018
Additional allowance	1,073
Write-offs, recoveries, and other adjustments	389
Closing balance - March 31, 2026	$3,480
NOTE 16.  Segment Disclosures

The Company has one operating segment, senior housing, based on how its Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, assesses performance and allocates resources. The Company’s reportable segment, as determined in accordance with ASC 280, Segment Reporting, is the same as its operating segment. The accounting policies of the senior housing segment are the same as those described in Note 2 to the combined financial statements for the fiscal year ended December 31, 2025 included in the Registration Statement, as updated by Note 2 herein.
The CODM evaluates performance based on net income (loss) as reported on the Company’s Combined and Consolidated Statements of Operations as it provides a comprehensive indication of overall results of operations.
The Company conducts its business on a consolidated basis in one operating segment and therefore, has one reportable segment. Asset information is not used by the CODM to assess performance.
The following table presents significant segment expenses and net income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Resident fees and services	$200,345	$148,927
Compensation and property management	(91,008)	(70,381)
Food	(8,698)	(6,442)
Real estate taxes	(6,444)	(4,501)
Repairs and maintenance	(6,651)	(4,846)
Utilities	(8,145)	(5,663)
Other segment items(1)	(23,652)	(18,805)
Depreciation and amortization	(51,398)	(32,799)
General and administrative	(2,958)	(3,132)
General and administrative - related party management fee	(328)	—
Interest expense	(351)	(948)
Transaction costs	(18,510)	—
Gain (loss) upon change of control, net	46,270	—
Gain (loss) on debt extinguishments	(403)	—
Other income (expense), net	816	(2,380)
Income tax benefit (expense)	(1,122)	(2,591)
Equity income (loss) from unconsolidated joint venture	111	1,451
Net income (loss)	$27,874	$(2,110)
_______________________________________
(1)Other segment items include: (i) cleaning and supplies, (ii) insurance, (iii) marketing, and (iv) other expenses.

NOTE 17.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid	$777	$1,131
Income taxes paid (refunded), net	426	279
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	4,351	10,147
Net noncash impact from the consolidation of properties previously held in an unconsolidated joint venture	312,826	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period:
Cash and cash equivalents	$19,652	$18,777
Restricted cash	64,609	60,289
Cash, cash equivalents, and restricted cash	$84,261	$79,066
End of period:
Cash and cash equivalents	$948,822	$21,197
Restricted cash	88,971	63,434
Cash, cash equivalents, and restricted cash	$1,037,793	$84,631
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of March 31, 2026 and December 31, 2025, the account balances at certain institutions exceeded the FDIC insurance coverage.
NOTE 18.  Related Party Transactions

In connection with the completion of the IPO, Janus Living entered into certain related party transactions with Healthpeak and/or certain of its direct or indirect subsidiaries. The various agreements entered into between Janus Living and Healthpeak in connection with the IPO and their related impact to the Combined and Consolidated Financial Statements are summarized below.
Formation Transactions
As more fully described in Note 11, Healthpeak and Janus Living consummated a series of formation transactions in connection with the IPO. In connection with the IPO and these formation transactions, Janus Living incurred $16 million of transaction costs, recognized within transaction costs on the Combined and Consolidated Statements of Operations. Additionally, Janus Living incurred $8 million of offering costs in addition to fees paid to the underwriters in connection with the IPO. These costs were recognized within additional paid-in capital on the Combined and Consolidated Statements of Equity. Certain of these offering and transaction costs were initially paid by Healthpeak and reimbursed by Janus Living in accordance with the Healthpeak Management Agreement (defined below).

Equity Awards
In connection with the IPO, certain of Healthpeak’s directors and executive officers received equity award grants from Janus Living, either as fully vested shares of Janus Living’s Class A-1 common stock, or as time-based or performance-based equity awards to acquire shares of Janus Living’s Class A-1 common stock subject to the satisfaction of vesting conditions. Of the $16 million of transaction costs discussed above, $5 million relates to stock-based compensation expense recognized on the fully vested awards issued to directors, executive officers, and employees of Healthpeak and Janus Living in connection with the IPO. In addition, certain of Healthpeak’s directors and executive officers entered into indemnification agreements with Janus Living in connection with the IPO.
Management Agreement
Janus Living entered into a management agreement (“Healthpeak Management Agreement”) with the Manager, an indirect subsidiary of Healthpeak. Pursuant to the management agreement, Janus Living agreed to pay the Manager a management fee (“Healthpeak Management Fee”) for services rendered to Janus Living equal to $10 million plus or minus the cumulative effect of an annual amount of 0.5% of (i) the gross book value (as determined in accordance with GAAP) of any investment that is the subject of an acquisition, or disposition or (ii) the increase in the gross book value of any investment that was the subject of a capital deployment, in each case, since January 1, 2026; provided, that (A) if Janus Living’s investments have a gross book value in excess of $10.0 billion but less than $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.1% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition or increase in the gross book value of any investment that was the subject of a capital deployment in excess of $10.0 billion but less than $20.0 billion, and (B) if Janus Living’s investments have a gross book value in excess of $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.15% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition, or increase in gross book value of any investment that was the subject of a capital deployment, that is in excess of $20.0 billion. The management fee will be payable in cash but will be reduced by the stock-based compensation expense recognized in connection with the grant of annual equity awards to employees of the Manager under the Janus Living, Inc. 2026 Equity Plan (“Manager Equity Awards”). The Healthpeak Management Agreement has an initial term of 3 years from the date of the completion of the IPO with annual renewals unless terminated by Janus Living or the Manager pursuant to the terms of the Healthpeak Management Agreement. Janus Living will also reimburse the Manager for documented third-party expenses incurred by the Manager in providing services under the Healthpeak Management Agreement, including expenses related to legal, accounting, due diligence and other services. Expenses will be reimbursed in cash on a quarterly or monthly basis, at the Manager’s election.
From the date of the IPO through March 31, 2026, Janus Living incurred $0.3 million of Healthpeak Management Fee. The Management Fee is recognized within general and administrative - related party on the Combined and Consolidated Statements of Operations for the three months ended March 31, 2026. Of the total Management Fee, $295 thousand is payable in cash and is recognized within accounts payable, accrued liabilities, and other liabilities on the Combined and Consolidated Balance Sheets, and $34 thousand has been paid to the Manager in the form of Manager Equity Awards.
Exclusivity Agreement
Janus Living entered into an exclusivity agreement with Healthpeak, pursuant to which Janus Living and Healthpeak agreed that during the term of the management agreement, neither Janus Living nor Healthpeak, nor any of Janus Living’s or Healthpeak’s respective affiliates, will engage in, sponsor, own, operate, manage, or otherwise participate in a competing business.
Stockholders Agreement
Janus Living entered into a stockholders agreement with Healthpeak pursuant to which, among other rights, Healthpeak will have the right to designate a certain number of directors to Janus Living’s Board of Directors based on its ownership threshold in the Company. Two of Healthpeak’s directors, Mr. Brinker and Ms. Sandstrom, serve on Janus Living’s Board of Directors pursuant to this agreement.
Purchases in the Reserved Share Program
In connection with the IPO, an aggregate of 216 thousand shares of our Class A-1 common stock were purchased by certain of Janus Living’s and Healthpeak’s directors and executive officers through a reserved share program. All purchases of Class A-1 common stock in the reserved share program were at the initial public offering price of $20.00 per Class A-1 common share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All references in this report to “Janus Living,” the “Company,” “we,” “us,” or “our” mean Janus Living, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Janus Living, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could cause actual results, including our future financial condition and results of operations, to differ materially from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance.
Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report on Form 10-Q, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.
As more fully set forth under “Risk Factors” in our prospectus filed on March 23, 2026 with the Securities and Exchange Commission (“SEC”), as part of our Registration Statement on Form S-11 (File No. 333-293835) (such prospectus and registration statement, the “Registration Statement”), principal risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
•macroeconomic trends that may increase labor, construction, and other operating or administrative costs or impact prospective residents’ willingness or ability to move into our communities;
•entrance fee refund obligations and related actuarial assumptions;
•our dependence on the performance of our operators;
•our dependence on a limited number of operators;
•factors adversely affecting our operators’ ability to meet their financial and other contractual obligations to us;
•our ability to identify and secure new or replacement operators;
•the transition of management of certain of the properties in our senior housing portfolio to new operators;
•delays by seniors in moving to senior housing communities;
•our concentration of real estate investments in the senior housing sector, which makes us more vulnerable to an economic downturn or slowdown in that specific sector than if we invested across multiple sectors;
•the illiquidity of our real estate investments;
•operational risks associated with our communities, all of which are owned and operated under RIDEA (as defined below) structures;
•the failure of our operators to comply with federal, state, and local laws and regulations, including resident health and safety requirements, as well as licensure, certification, and inspection requirements;
•changes to regulatory, funding, staffing, trade, and other policies and actions;
•the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid;
•required regulatory approvals to transfer our senior housing properties;
•compliance with the ADA and fire, safety, and other regulations;

•economic conditions, natural disasters, weather, and other events or conditions that negatively affect the geographic areas where we have concentrated investments;
•uninsured or underinsured losses, which could result in a significant loss of our capital invested in a property, lower than expected future revenues, and unanticipated expenses;
•our property development and redevelopment, which can render a project less profitable or unprofitable and delay or prevent its undertaking or completion;
•competition for suitable properties to grow our initial portfolio;
•any requirement that we recognize reserves, allowances, credit losses, or impairment charges;
•investment of substantial resources and time in investments or transactions that are not consummated;
•our ability to successfully integrate or operate acquisitions;
•the potential impact of unfavorable resolution of litigation or disputes and resulting rising liability and insurance costs;
•environmental compliance costs and liabilities associated with our real estate investments;
•epidemics, pandemics, or other infectious disease outbreaks, and health and safety measures intended to reduce their spread;
•potential government and financial audits, enforcement actions and recovery activity as a result of our predecessor’s receipt of PRF funds;
•net losses in future periods;
•our reliance and the reliance of Healthpeak Investment Management, LLC (“Manager”) on information technology and any material failure, inadequacy, interruption, or security failure of that technology;
•the use of, or inability to use, artificial intelligence or other disruptive new technologies by us, our Manager, our operators, our vendors, and our investors;
•our ability to implement and maintain an effective system of internal control over financial reporting;
•our ability to implement and maintain effective disclosure controls and procedures;
•volatility, disruption, or uncertainty in the financial markets;
•increased interest rates and borrowing costs, which could impact our business and ability to refinance existing debt, sell properties, and conduct investment activities;
•the availability of external capital on favorable terms or at all;
•an increase in our level of indebtedness;
•covenants in our debt instruments, which may limit our operational flexibility, and breaches of these covenants;
•our ability to maintain our qualification as a REIT;
•Healthpeak’s failure to qualify as a REIT during certain periods prior to this offering;
•our TRSs being subject to corporate level tax;
•tax imposed on any net income from “prohibited transactions”;
•changes to U.S. federal income tax laws;
•increased taxable gains due to acquisitions of property in tax-deferred transactions;
•potential deferred and contingent tax liabilities from corporate acquisitions, including certain of our acquisitions from Healthpeak;
•calculating non-REIT tax earnings and profits;
•provisions in Maryland law and our charter and bylaws that may delay, defer or prevent an acquisition of our Class A-1 common stock or a change in control;
•conflicts of interest between the interests of our stockholders and the interests of holders of common units;
•provisions in the operating agreement of our Operating Company or other agreements that may delay or prevent unsolicited acquisitions of us and certain other transactions;

•our dependence on our Manager and its personnel and our ability to find a suitable replacement for our Manager if the Management Agreement is terminated or if personnel of our Manager leave the employment of our Manager;
•conflicts of interest with our Manager and its affiliates, including Healthpeak; and
•cash available for distribution to stockholders and our ability to make dividend distributions at expected levels.
Important Information Regarding Our Disclosure to Investors
We may use our website (www.janusreit.com) and our LinkedIn account (https://www.linkedin.com/company/janusliving) to communicate with our investors and disclose company information. The information disclosed through those channels may be considered to be material, so investors should monitor them in addition to our press releases, SEC filings, and public conference calls and webcasts. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.
Overview
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. We will discuss and provide our analysis in the following order:
•Executive Summary
•Market Trends and Uncertainties
•Company Highlights
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Janus Living, Inc. (“Janus Living” or the “Company”) is a pure-play senior housing real estate investment trust (“REIT”), and the only United States (“U.S.”) publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures. Janus Living has a portfolio consisting of 40 senior housing communities, comprised of 11,252 units as of March 31, 2026. Our communities are located primarily in major retirement markets across 12 states, with units in Florida and Texas representing 67% of the total units as of March 31, 2026. Services provided by our operators under a RIDEA structure are primarily paid for directly by the residents, rather than governmental reimbursement programs, which provides Janus Living with greater visibility into operating cash flow from our communities. Janus Living is externally managed by Healthpeak Investment Management, LLC (the “Manager”), an indirect subsidiary of Healthpeak Properties, Inc. (“Healthpeak”). On March 23, 2026, the Company completed its initial public offering to become a newly formed public company (see “—Company Highlights—Initial Public Offering” below).
At March 31, 2026, our portfolio of investments included 40 senior housing communities. The following table summarizes information for the three months ended March 31, 2026 (dollars in thousands):

Non-GAAP Financial Data:	Three Months Ended March 31, 2026
Net income (loss)	$27,874
Net Operating Income (“NOI”)(1)	56,495
Adjusted NOI(1)	56,495
Same-Store NOI(1)	44,013
Same-Store Adjusted NOI(1)	44,013
_______________________________________
(1)NOI, Adjusted NOI, Same-Store NOI, and Same-Store Adjusted NOI are non-GAAP financial measures. For definitions of NOI, Adjusted NOI, Same-Store NOI, and Same-Store Adjusted NOI, and a statement of why our management believes the presentation of these metrics provides useful information to investors and any additional purposes for which management uses these metrics, see “Non-GAAP Financial Measures” below. See our Same-Store and Total Portfolio Analysis below for additional information.
For a description of our significant activities during three months ended March 31, 2026, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.

Business Strategy
Our business objectives are to grow our cash flows, maintain financial flexibility, increase the value of our portfolio, make regular cash distributions to our stockholders, and generate attractive risk-adjusted returns through the following growth strategies:
(i)Drive External Growth Through Disciplined Acquisitions: We intend to expand our senior housing footprint through disciplined acquisitions of high-quality senior housing communities, with a particular focus on assets that can be integrated into our RIDEA operating platform. We believe the RIDEA structure offers superior alignment between ownership and operations, enabling us to actively participate in upside performance while maintaining flexibility in operator selection and asset strategy. We prioritize acquisitions in both existing markets—where we can leverage operational synergies—and new U.S. geographies that exhibit favorable demographic trends, limited new supply, and strong fundamentals. We see meaningful opportunity to scale our portfolio with both new and existing operators, who bring deep market knowledge and access to proprietary deal flow, and who share our commitment to quality, compliance, and resident outcomes. Our external growth strategy is grounded in our Manager’s rigorous underwriting, local market intelligence, and a disciplined approach to capital deployment, all of which positions us to expand our platform while maintaining operational excellence.
(ii)Continue to Capitalize on Opportunities for Expansion, Redevelopment, and Densification of Our Life Plan Communities: We are actively reinvesting in our existing life plan communities to unlock embedded value and support long-term performance. Across our portfolio of life plan communities, we have identified multiple opportunities for expansion and redevelopments, including the addition of independent living units, amenity upgrades, and wellness-focused programming. These investments are designed to meet evolving resident preferences and extend length of stay. We continue to evaluate expansion opportunities at select campuses with available land and favorable market dynamics, and we prioritize projects based on yield potential and local demand indicators, and excess land on many of our campuses allows for future development and densification opportunities with no incremental land cost.
(iii)Utilize Our Life Plan Communities’ Unique Entrance Fee Model: Our life plan communities are differentiated by an entrance fee model that provides upfront cash flow to us in addition to monthly resident fees. Our entrance fees are predominantly non-refundable, a materially different contract structure than that of traditional continuing care retirement communities. Additionally, most of our entrance fee contracts come with some level of discounted rates on future healthcare and include rate increase caps equal to the consumer price index plus 2%.
Market Trends and Uncertainties
Our operating results have been and will continue to be impacted by global and national economic and market conditions generally and by the local economic conditions where our communities are located.
Elevated interest rates and volatility in public and private equity and fixed income markets have led to increased costs and limitations on the availability of capital and have adversely impacted, and could continue to adversely impact, our borrowing costs, the fair value of our fixed rate instruments, transaction volume, and real estate values generally, including our senior housing communities.
In addition, we and our operators may be affected by various factors over which we and they have no control. Those factors include, without limitation, the overall health of the economy, inflation pressures, labor supply and cost, ability to hire and maintain qualified staff, ability to control other rising operating or construction costs, changes in the supply of or demand for competing senior housing properties, the potential for significant reform in healthcare policy or regulation, and the impact of any infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have on our operating results and cash flows, if any.
See “Risk Factors” in the Registration Statement for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.

Company Highlights
Initial Public Offering
•In March 2026, we completed our initial public offering (“IPO”) of 48,300,000 shares of our Class A-1 common stock, which includes the exercise in full by the underwriters of their option to purchase up to an additional 6,300,000 shares of Class A-1 common stock, at a price to the public of $20.00. The IPO generated total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. Shares of our Class A-1 common stock began trading on the New York Stock Exchange on March 20, 2026 under the ticker symbol “JAN.” See Notes 1, 11, and 18 to the Combined and Consolidated Financial Statements for additional information.
Real Estate Transactions
•In January 2026, we acquired our joint venture partner’s 46.5% interest in SH 2019 Ventures, LLV (the “JV”) for $312 million (“JV Buyout”).
•In March 2026, we acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
Financing Activities
•In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026.
•In March 2026, concurrent with the closing of the IPO, we entered into a credit agreement consisting of a $500 million revolving credit facility maturing in March 2030 and a $100 million term loan maturing in March 2031, each bearing interest at SOFR plus 105 and 110 basis points, respectively. As of March 31, 2026, there were no outstanding borrowings under the credit agreement.
Dividends
To date, there have been no common stock dividends declared or paid.
Results of Operations
We have one operating segment, senior housing, based on how our Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, assesses performance and allocates resources. Our reportable segment, as determined in accordance with ASC 280, Segment Reporting, is the same as our operating segment. Our senior housing properties are operated through RIDEA structures. We evaluate performance based: (i) on net income (loss) as reported on our Combined and Consolidated Statements of Operations, as we believe it provides a comprehensive indication of overall results of operations and (ii) Adjusted NOI as further described below. The accounting policies of the senior housing segment are the same as those described in the Note 2 to the combined financial statements for the fiscal year ended December 31, 2025 included in our Registration Statement, as updated by Note 2 herein.

Non-GAAP Financial Measures
NOI and Adjusted NOI
NOI and Adjusted NOI are non-U.S. generally accepted accounting principals (“GAAP”) supplemental financial measures used to evaluate the performance of our business. NOI represents resident fees and services less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of operator transition costs and actuarial reserves for insurance claims that have been incurred but not reported. NOI and Adjusted NOI exclude all other financial statement amounts included in net income (loss). NOI and Adjusted NOI are calculated as NOI and Adjusted NOI, respectively, from our properties, using our share of NOI and Adjusted NOI, respectively, from the JV (calculated by applying our actual ownership percentage for the period) and excluding noncontrolling interests’ share from consolidated joint ventures (calculated by applying our actual ownership percentage for the period) of NOI and Adjusted NOI, respectively. Prior to the JV Buyout, we utilized our share of NOI and Adjusted NOI in assessing our performance as the JV contributed to our performance. Our share of NOI and Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. Prior to the JV Buyout, we did not control the JV, and the pro rata presentations of reconciling items included in NOI and Adjusted NOI do not represent our legal claim to such items during periods prior to the JV Buyout. We and our JV partner were entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreement, which provided for such allocations generally according to its invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
Adjusted NOI is often referred to as “Cash NOI.” Management believes NOI and Adjusted NOI are important supplemental measures because they reflect only income and operating expense items that are incurred at the property level and present them on an unlevered basis. We use Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance and to evaluate our Same-Store performance, as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP because they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of net income (loss) to NOI and Adjusted NOI, see “Non-GAAP Financial Measures Reconciliations” below.
Same-Store NOI and Same-Store Adjusted NOI
Properties are included in Same-Store once they are fully operating for the entirety of the comparative periods presented. A property is removed from Same-Store when it is classified as held for sale, sold, placed into redevelopment, or experiences a casualty event or has a planned operator transition that significantly impacts operations. This information allows our stockholders, potential investors, and financial analysts to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We include properties from our portfolio, including properties owned by the JV, in NOI and Adjusted NOI (see the NOI and Adjusted NOI definitions above for further discussion regarding our use of pro rata share information and its limitations). Same-Store NOI and Same-Store Adjusted NOI exclude certain non-property specific operating expenses that are allocated to our operating segment.
Same-Store NOI and Same-Store Adjusted NOI are not measurements of financial performance under GAAP. In addition, other REITs or real estate companies may not define Same-Store or calculate Same-Store NOI and Same-Store Adjusted NOI in a manner consistent with our definition or calculation. Same-Store NOI and Same-Store Adjusted NOI should be considered as supplements, but not as alternatives, to our results calculated in accordance with GAAP. For a reconciliation of net income (loss) to Same-Store NOI and Same-Store Adjusted NOI and other relevant disclosures, refer to our Non-GAAP Financial Measures Reconciliations below.

Nareit FFO
FFO, as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is net income (loss) (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate or land held for development, plus real estate-related depreciation and amortization, and adjustments to compute our share of Nareit FFO from the JV prior to the JV Buyout. Adjustments for the JV are calculated to reflect our pro rata share. We reflect our share of Nareit FFO for the JV by applying our actual ownership percentage for the period to the applicable reconciling items. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. Prior to the JV Buyout, we did not control the JV, and the pro rata presentations of reconciling items included in Nareit FFO do not represent our legal claim to such items during periods prior to the JV Buyout. We and our JV partner were entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreement, which provided for such allocations generally according to its invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
We believe Nareit FFO is an important supplemental non-GAAP measure of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. The term Nareit FFO was designed by the REIT industry to address this issue.
Nareit FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute Nareit FFO in accordance with the current Nareit definition; however, other REITs may report Nareit FFO differently or have a different interpretation of the current Nareit definition from ours. For a reconciliation of net income (loss) to Nareit FFO and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.
FFO As Adjusted
In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items, including, but not limited to, transaction and restructuring-related costs, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances and changes in tax legislation, and other impairments (recoveries) and other losses (gains), as applicable (“FFO as Adjusted”). These adjustments are net of tax, when applicable, and are reflective of our share of the JV prior to the JV Buyout. Adjustments for the JV are calculated to reflect our pro rata share. We reflect our share of FFO as Adjusted for the JV by applying our actual ownership percentage for the period to the applicable reconciling items. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. Prior to the JV Buyout, we did not control the JV, and the pro rata presentations of reconciling items included in FFO as Adjusted do not represent our legal claim to such items during periods prior to the JV Buyout. We and our JV partner were entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreement, which provided for such allocations generally according to its invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.

Transaction and restructuring-related costs include expenses incurred as a result of acquisitions, operator transitions, severance, and other investment pursuit costs. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by stockholders, potential investors, and financial analysts in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our Manager; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared with similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO as Adjusted and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Overview

The following table summarizes results for the three months ended March 31, 2026 and 2025(1) (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net income (loss)	$27,874	$(2,110)	$29,984
Nareit FFO	33,604	35,415	(1,811)
FFO as Adjusted	49,890	36,809	13,081
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) increased primarily as a result of the following:
•an increase in gain upon change of control in connection with the JV Buyout during the three months ended March 31, 2026; and
•an increase in Adjusted NOI related to: (i) increased occupancy, (ii) increased rates for resident fees, (iii) a reduction in operating expenses, (iv) the JV Buyout, and (v) acquisitions of senior housing properties in 2026.
The increase in net income (loss) was partially offset by:
•an increase in depreciation related the JV Buyout and acquisitions of senior housing properties during the three months ended March 31, 2026; and
•an increase in transaction costs related to the IPO.
Nareit FFO decreased primarily as a result of the aforementioned events impacting net income (loss), except for the following, which are excluded from Nareit FFO:
•a gain upon change of control; and
•depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for transaction and restructuring-related costs, which are excluded from FFO as Adjusted.
Same-Store and Total Portfolio Analysis
The following table summarizes results for our Same-Store and total property portfolio at and for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, our Same-Store consists of 15 properties representing properties fully operating on or prior to January 1, 2025 and that remained in operation through March 31, 2026. See “Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 40 and 34 properties at March 31, 2026 and 2025, respectively.

Same-Store and Total Portfolio Analysis

The following table summarizes results at and for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store(2)			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$160,319	$148,927	$11,392	$200,345	$148,927	$51,418
Operating expenses	(116,306)	(110,242)	(6,064)	(144,598)	(110,638)	(33,960)
Janus’s share of unconsolidated joint venture NOI	—	—	—	748	6,135	(5,387)
NOI	44,013	38,685	5,328	56,495	44,424	12,071
Adjustments to NOI(1)	—	—	—	—	4	(4)
Adjusted NOI	$44,013	$38,685	$5,328	56,495	44,428	12,067
Less: Non-SS adjustments				(12,482)	(5,743)	(6,739)
SS Adjusted NOI				$44,013	$38,685	$5,328
Adjusted NOI % change			13.8%
Property count	15	15		40	34
Average occupancy(2)	88.5%	86.2%		86.1%	85.1%
Average occupied units(3)	6,255	6,085		8,802	7,535
RevPOR per month(4)	$8,544	$8,158		$7,610	$7,581
_______________________________________
(1)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. Refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(2)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio represents the average occupied units as a percentage of the total available units for the period presented, weighted to reflect our ownership share, and excluding any significant redevelopments and any properties held for sale.
(3)Represents average occupied units as reported by the operators for the three-month period.
(4)Represents revenues (including our share of revenues from the JV) per average occupied unit for the applicable period divided by a factor of three. Excludes newly developed assets, assets sold, acquired or converted to a new operating structure during the relevant period, assets in redevelopment, assets that are held for sale, and assets that experienced a casualty event that significantly impacted operations.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, utilities, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned items impacting Same-Store Adjusted NOI, as well as:
•increased Adjusted NOI from the JV Buyout; and
•increased Adjusted NOI from other senior housing communities acquired during 2026.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Depreciation and amortization	$51,398	$32,799	$18,599
General and administrative	2,958	3,132	(174)
General and administrative - related party management fee	328	—	328
Interest expense	351	948	(597)
Transaction costs	18,510	—	18,510
Gain (loss) upon change of control, net	46,270	—	46,270
Gain (loss) on debt extinguishments	(403)	—	(403)
Other income (expense), net	816	(2,380)	3,196
Income tax benefit (expense)	(1,122)	(2,591)	1,469
Equity income (loss) from unconsolidated joint venture	111	1,451	(1,340)
Noncontrolling interests’ share in earnings	3,458	—	3,458
Depreciation and amortization
Depreciation and amortization expense increased for the three months ended March 31, 2026 primarily as a result of (i) the JV Buyout plus (ii) the acquisition of six senior housing communities during the three months ended March 31, 2026.
General and administrative - related party management fee
General and administrative - related party management fee increased for the three months ended March 31, 2026 due to the Healthpeak management fee incurred subsequent to the IPO.
General and administrative
General and administrative expenses decreased for the three months ended March 31, 2026 primarily as a result of a decrease in the allocation of general and administrative expenses from Healthpeak primarily as a result of lower general and administrative expense incurred at Healthpeak.
Interest expense
Interest expense decreased for the three months ended March 31, 2026 as a result of the full repayment of our mortgage debt in January 2026.
Transaction costs
Transaction costs increased for the three months ended March 31, 2026 as a result of costs incurred for the IPO.
Gain (loss) upon change of control, net
Gain upon change of control increased for the three months ended March 31, 2026 as a result of the JV Buyout in January 2026.
Gain (loss) on debt extinguishment
Loss on debt extinguishment increased for the three months ended March 31, 2026 as a result of the full repayment of our mortgage debt in January 2026.
Other income (expense), net
Other income (expense), net increased for the three months ended March 31, 2026 primarily as a result of casualty-related losses associated with Hurricane Milton during the three months ended March 31, 2025.
Income tax benefit (expense)
Income tax expense decreased for the three months ended March 31, 2026 primarily as a result of the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the IPO.

Equity income (loss) from unconsolidated joint venture
Equity income (loss) from unconsolidated joint ventures decreased for the three months ended March 31, 2026 as a result of the JV Buyout in January 2026.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the three months ended March 31, 2026 as a result of the issuance of common units in Janus Living OP to Healthpeak and certain employees of Healthpeak in connection with the IPO.
Liquidity and Capital Resources
As of March 31, 2026, we had $949 million of cash and cash equivalents. We currently expect that our principal sources of funding will include:
•current cash balances, including from the proceeds received in the IPO;
•cash flows from operations;
•the new credit facilities entered into in connection with this offering; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•future acquisition, transactional and development activities;
•debt service obligations; and
•funding distributions to our stockholders and noncontrolling interest members.
We anticipate that existing cash balances, cash flows from operations, and available financing arrangements will be adequate to satisfy our short-term liquidity requirements and capital commitments for the next 12 months and for the foreseeable future. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and capital expenditures, including our future development, transactional and acquisition activities.
Our ability to access the capital markets impacts our cost of capital, as well as our ability to fund future acquisitions and capital expenditures through the issuance of additional securities or secured debt. Changes in general market and economic conditions impact our ability to access capital and directly impact our cost of capital. Our Revolving Credit Facility and the Term Loan accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin based on our leverage ratio. We also pay a facility fee on the entire commitment under our Revolving Facility that is initially based on our leverage ratio.
While negative impacts to our leverage may adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt decreased by $103 million to zero at March 31, 2026, when compared to our cash requirements at December 31, 2025, primarily as a result of the full principal repayment of mortgage debt secured by two senior housing communities during the quarter. See Note 7 to the Combined and Consolidated Financial Statements for additional information about our debt commitments.
Minimum Liquid Reserve (“MLR”). The MLR required by state licensing authorities increased by $1 million to $96 million at March 31, 2026, when compared to the MLR required at December 31, 2025. This net change reflects an increase of $25 million to $68 million in the restricted cash requirement, partially offset by a decrease of $24 million to $28 million in the promissory note requirement. See Note 10 to the Combined and Consolidated Financial Statements for additional information about our MLR requirements.

Other investment commitments. As of March 31, 2026, our total investment was $0.2 million in a fund that makes venture capital investments in early-stage technology solutions (the “AgeTech Investment”). At March 31, 2026, our remaining funding commitment related to the AgeTech Investment was $2 million, which is expected to be funded over the next four years. See Note 13 to the Combined and Consolidated Financial Statements for additional information.
Distribution and dividend requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Internal Revenue Code of 1986, as amended (the “Code”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We expect to make a pro rata distribution with respect to the period commencing from the date of our IPO through June 30, 2026, based on a distribution rate of $0.1425 per share for a full quarter. On an annualized basis, this would be $0.57 per share. Any future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-Balance Sheet Arrangements. As of March 31, 2026, we had ten outstanding letter of credit obligations totaling $1 million.
There have been no other material changes, outside of the ordinary course of business, during the three months ended March 31, 2026 to the material cash requirements or material off-balance sheet arrangements disclosed in our Registration Statement for the year ended December 31, 2025, including under the sections entitled “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Combined and Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$33,321	$20,817	$12,504
Net cash provided by (used in) investing activities	(707,245)	(11,321)	(695,924)
Net cash provided by (used in) financing activities	1,627,456	(3,931)	1,631,387
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our properties, residency rates, our operators’ performance, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $13 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of: (i) an increase in Adjusted NOI from: (a) senior housing communities acquired in 2026, (b) increased rates for resident fees, and (c) higher occupancy, and (ii) non-refundable entrance fee collections, partially offset by an increase in transaction costs related to the IPO.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions and capital expenditures, net of proceeds received from sales of real estate and distributions received from the JV. Our net cash used in investing activities increased $696 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of the following: (i) an increase in cash used for real estate asset acquisitions, including the JV Buyout, and (ii) an increase in cash used for capital expenditures. The increase in net cash used in investing activities was partially offset by an increase in proceeds received from insurance recoveries.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by repayments under our mortgage debt, equity issuances, and contributions from and distributions to Healthpeak. Our net cash provided by financing activities increased $1.6 billion for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of the following: (i) proceeds received from the IPO and (ii) an increase in net contributions from Healthpeak. The increase in net cash provided by financing activities was partially offset by: (i) an increase in repayments of mortgage debt and debt extinguishment costs, (ii) and an increase in payments of offering costs, and (iii) an increase in payments for deferred financing costs related to the credit agreement entered into in connection with the IPO.

Debt
In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two life plan communities with original maturities in December 2026, reducing our outstanding consolidated debt to zero.
See Note 7 to the Combined and Consolidated Financial Statements for additional information about our credit agreement. No principal had been drawn on our credit agreement as of March 31, 2026.
At March 31, 2025, all of our outstanding debt was fixed rate with a weighted average effective interest rate of 3.5%.
Equity
At March 31, 2026, we had 187,222,996 shares of Class A-1 common stock and 75,917,780 shares of Class A-2 common stock outstanding, equity totaled $3.0 billion, and our equity securities, inclusive of common units convertible into Class A-1 common stock, had a market value of $6.2 billion.
Noncontrolling Interests
OP Units. Common unitholders (“OP Unitholders”) have the right to require redemption of part or all of their common units for cash or shares of Janus Living’s Class A-1 common stock, at Janus Living Inc.’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The common units are classified in permanent equity because Janus Living, Inc. may elect to issue shares of its Class A-1 common stock to OP Unitholders who choose to redeem their common units rather than using cash. As a result of the formation transactions, Janus Living holds 187,222,996 common units in Janus Living OP and Healthpeak holds 75,917,780 common units. The common units held by Healthpeak are recognized within common units of Janus OP, LLC held by Healthpeak Properties, Inc. on the Combined and Consolidated Balance Sheets.
LTIP Units. During the three months ended March 31, 2026, in connection with the IPO, certain of our employees (“LTIP Unitholders”) were issued approximately 392 thousand noncontrolling, non-managing member units in Janus Living OP (“LTIP Units”). When certain conditions are met, the LTIP Unitholders have the right to require redemption of part or all of their LTIP Units for cash or shares of our Class A-1 common stock, at our option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of our Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. We classify the LTIP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our Class A-1 common stock to LTIP Unitholders who choose to redeem their LTIP Units rather than using cash. As of March 31, 2026, there were approximately 392 thousand LTIP Units outstanding, and none had met the criteria for redemption.

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO and FFO as Adjusted (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$27,874	$(2,110)
Real estate related depreciation and amortization	51,398	32,799
Janus Living’s share of real estate related depreciation and amortization from unconsolidated joint venture	602	4,726
Loss (gain) upon change of control, net(1)	(46,270)	—
Nareit FFO	33,604	35,415
Participating securities share in Nareit FFO	(2)	—
Diluted Nareit FFO	$33,602	$35,415

Impact of adjustments to Nareit FFO:
Transaction and restructuring-related costs(2)	$17,874	$—
Loss (gain) on debt extinguishments	302	—
Casualty-related charges (recoveries), net(3)	—	1,394
Recognition (reversal) of valuation allowance on deferred tax assets(4)	(1,890)	—
Total adjustments	$16,286	$1,394

FFO as Adjusted	$49,890	$36,809
Participating securities share in FFO as Adjusted	(5)	—
Diluted FFO as Adjusted	$49,885	$36,809

Other operating data:

Non-refundable entrance fee sales in excess of (less than) the related GAAP amortization	$7,756	$4,696
Deferred income taxes	3,122	2,659
Stock-based compensation amortization expense	34	—
AFFO capital expenditures	(3,398)	(286)
Amortization of deferred financing costs and debt discounts (premiums)	(53)	(181)
Other items(5)	(7)	(971)
_______________________________________
(1)The three months ended March 31, 2026 includes a gain upon change of control related to the acquisition of the joint venture partner’s 46.5% interest in the JV which held 19 senior housing properties. The gain upon change of control is included in other income (expense), net in the Combined and Consolidated Statements of Operations.
(2)The three months ended March 31, 2026 includes transaction costs comprised of legal, advisory, and other professional fees, transfer taxes, formation and organization costs, and expense related to one-time fully vested equity awards associated with our initial public offering.
(3)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint venture in the Combined and Consolidated Statements of Operations.
(4)The three months ended March 31, 2026 includes the income tax impact related to the change in tax status of certain entities in connection with our initial public offering.
(5)The three months ended March 31, 2025 includes our proportionate share of AFFO capital expenditures from the JV. AFFO Capital Expenditures include costs incurred in our operating portfolio required to maintain the properties in current market condition and generally are recurring in nature.

The following table reconciles net income (loss) to NOI and Adjusted NOI for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$27,874	$(2,110)
Depreciation and amortization	51,398	32,799
General and administrative	2,958	3,132
General and administrative - related party management fee	328	—
Interest expense	351	948
Transaction costs	18,510	—
Loss (gain) upon change of control, net	(46,270)	—
Loss (gain) on debt extinguishments	403	—
Other expense (income), net	(816)	2,380
Income tax expense (benefit)	1,122	2,591
Equity loss (income) from unconsolidated joint venture	(111)	(1,451)
Janus Living’s share of unconsolidated joint venture NOI	748	6,135
NOI	$56,495	$44,424
Adjustments to NOI	—	4
Adjusted NOI	$56,495	$44,428
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our combined and consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement. During the three months ended March 31, 2026, we included a new critical accounting estimate as described below:
Valuation of Real Estate Upon Acquisition
For real estate acquisitions accounted for as asset acquisitions, we allocate the acquisition consideration and acquisition costs to the assets acquired and liabilities assumed at fair value as of the acquisition date.
We make estimates as part of our process for allocating acquisition consideration to the various identifiable assets and liabilities based upon the relative fair value of each asset and liability. These fair values are determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant. We utilize available market information in our assessment, such as capitalization and discount rates and comparable sale transactions. The most significant components of our allocations are typically buildings as-if-vacant, land, and in-place resident contract intangibles. In the case of allocating fair value to buildings and in-place resident contract intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We are exposed to various market risks, primarily from the potential loss arising from adverse changes in interest rates. Our $500 million Revolving Credit Facility and $100 million Term Loan bear interest based on SOFR. However, at March 31, 2026, these facilities were undrawn. In the future, we may use derivative and other financial instruments in the normal course of business to mitigate interest rate risk. We will not use derivative financial instruments for speculative or trading purposes.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting.  As a result of the IPO, during the three months ended March 31, 2026, we implemented additional reporting and transaction-related controls. Except for those changes, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in the section entitled “Risk Factors” included in the Registration Statement, the primary risk factors that could materially affect our business, financial condition, or future results. There have been no material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
On March 23, 2026, in connection with the formation transactions described in this report, the Company issued 138,816,246 shares of Class A-1 common stock, and Janus Living OP issued 75,917,780 common units, to Healthpeak. In connection with this transaction, the Company also issued to Healthpeak 75,917,780 shares of Class A-2 common stock, for aggregate consideration of approximately $760,000. Class A-2 common stock has voting rights but is not be entitled to receive any dividends or distributions, or any other economic rights. The purpose of the Class A-2 common stock is to give Healthpeak voting rights that correspond to its common units, which do not provide holders with the right to vote on matters submitted to the stockholders of Janus Living. Shares of Class A-2 common stock are not listed on the New York Stock Exchange. Class A-2 common stock will not be issued to any holder other than Healthpeak. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
Also on March 23, 2026, in connection with the IPO, the Company granted to certain non-employee directors one-time awards representing an aggregate of 22,500 shares of Class A-1 common stock with an aggregate value of $450 thousand (based on the IPO price of $20.00 per share) for services rendered in connection with the formation of the Company. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)
On March 23, 2026, we closed our initial public offering (“IPO” or the “offering”) of 48,300,000 shares of our Class A-1 Common Stock, $0.01 par value (“common stock”) at a price of $20.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from us an additional 6,300,000 shares of common stock that closed on March 23, 2026. We raised total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the three months ended March 31, 2026 a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 18). No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All shares sold were registered pursuant to the Registration Statement, which was declared effective by the SEC on March 19, 2026. BofA Securities, Inc. and J.P. Morgan Securities LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
We contributed the net proceeds to Janus Living OP in exchange for 75,917,780 common units. The net proceeds have been used and will be used to pursue acquisition and investment opportunities that meet our investment criteria. There has been no material change in the anticipated use of proceeds from the offering as described in the Registration Statement.
(c)
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1
Articles of Amendment and Restatement of Janus Living, Inc. (incorporated herein by reference to Exhibit 4.1 to Janus Living’s Registration Statement on Form S-8 (File No. 333- 294472), filed March 20, 2026).

3.2	Amended and Restated Bylaws of Janus Living, Inc. (incorporated by reference to Exhibit 4.2 to Janus Living’s Registration Statement on Form S-8 (File No. 333- 294472), filed March 20, 2026).

10.1*	Amended and Restated Operating Agreement of Janus Living OP, LLC (incorporated herein by reference to Exhibit 10.1 to Janus Living’s Current Report on Form 8-K, filed March 23, 2026).

10.2*
Management Agreement, dated March 19, 2026, among Janus Living, Inc., Janus Living OP, LLC and Healthpeak Investment Management, LLC (incorporated herein by reference to Exhibit 10.2 to Janus Living’s Current Report on Form 8-K, filed March 23, 2026).

10.3*
Exclusivity Agreement, dated March 19, 2026, among Janus Living, Inc., Janus Living OP, LLC, Healthpeak Properties, Inc. and Healthpeak OP, LLC (incorporated herein by reference to Exhibit 10.3 to Janus Living’s Current Report on Form 8-K, filed March 23, 2026).

10.4
Stockholders Agreement, dated March 19, 2026, among Janus Living, Inc., Healthpeak Properties, Inc., Janus Member, LLC and CCRC PropCo Ventures, LLC (incorporated herein by reference to Exhibit 10.4 to Janus Living’s Current Report on Form 8-K, filed March 23, 2026).

10.5
Registration Rights Agreement, dated March 19, 2026, among Janus Living, Inc., Janus Member, LLC and CCRC PropCo Ventures, LLC (incorporated herein by reference to Exhibit 10.5 to Janus Living’s Current Report on Form 8-K, filed March 23, 2026).

10.6#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to Janus Living’s Current Report on Form 8-K, filed March 23, 2026).

10.7+
Credit Agreement, dated as of March 23 ,2026, among Janus Living, OP, Janus Living Inc., certain subsidiaries of Janus Living, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.7 to Janus Living’s Current Report on Form 8-K, filed March 23, 2026).

10.8#	Janus Living, Inc. 2026 Equity Plan (incorporated by reference from Exhibit 10.4 to Janus Living’s Registration Statement on Form S-11/A (File No. 333-293835), filed on March 16, 2026).

10.9#
Form of 5-Year Performance-Based LTIP Unit Agreement (2026 Equity Plan) (incorporated by reference from Exhibit 10.5 to Janus Living’s Registration Statement on Form S-11/A (File No. 333-293835), filed on March 16, 2026).

10.10#
Form of Retentive LTIP Unit Agreement (2026 Equity Plan) (incorporated by reference from Exhibit 10.6 to Janus Living’s Registration Statement on Form S-11/A (File No. 333-293835), filed on March 16, 2026).

10.11#
Form of Fully-Vested LTIP Unit Agreement (2026 Equity Plan) (incorporated by reference from Exhibit 10.7 to Janus Living’s Registration Statement on Form S-11/A (File No. 333-293835), filed on March 16, 2026).

10.12#
Form of Non-Employee Director Restricted Stock Unit Award Agreement (2026 Equity Plan) (incorporated by reference from Exhibit 10.8 to Janus Living’s Registration Statement on Form S-11/A (File No. 333-293835), filed on March 16, 2026).

10.13#	Form of Stock Award Agreement (2026 Equity Plan) (incorporated by reference from Exhibit 10.9 to Janus Living’s Registration Statement on Form S-11/A (File No. 333-293835), filed on March 16, 2026).

31.1*	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and Item 601(b)(2), as applicable.
*       Filed herewith.
**     Furnished herewith.
# Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2026	Janus Living, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)