Form 10-Q
period 2026-06-30
Janus Living, Inc.
filed 2026-08-05
CIK 2100805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2026, there were 215,972,996 shares of the registrant’s $0.01 par value Class A-1 common stock outstanding and 75,917,780 shares of the registrant’s $0.01 par value Class A-2 common stock outstanding.

JANUS LIVING, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Janus Living, Inc.
COMBINED AND CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate:
Buildings and improvements	$2,688,705	$1,940,808
Construction in progress	62,012	41,678
Land and improvements	379,920	176,475
Accumulated depreciation	(536,625)	(505,297)
Net real estate	2,594,012	1,653,664
Investment in unconsolidated joint venture	—	312,709
Accounts receivable, net of allowance of $3,523 and $2,018	24,076	19,431
Cash and cash equivalents	1,557,655	19,652
Restricted cash	88,887	64,609
Intangible assets	196,721	26,670
Deferred tax assets	116,472	107,074
Goodwill	3,849	3,849
Other assets	128,538	134,557
Total assets	$4,710,210	$2,342,215

LIABILITIES AND EQUITY
Mortgage debt	$—	$102,688
Accounts payable, accrued liabilities, and other liabilities	306,146	284,210
Deferred revenue	699,245	673,007
Total liabilities	1,005,391	1,059,905

Commitments and contingencies (Note 10)

Parent’s net investment	—	1,282,310
Class A-1 common stock, $0.01 par value: 1,500,000,000 and no shares authorized; 215,972,996 and no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,160	—
Class A-2 common stock, $0.01 par value: 100,000,000 and no shares authorized; 75,917,780 and no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	759	—
Additional paid-in capital	2,767,474	—
Cumulative dividends in excess of earnings	(31,774)	—
Total stockholders’ equity	2,738,619	1,282,310
Common units of Janus OP, LLC, held by Healthpeak Properties, Inc.	963,255	—
Other noncontrolling interests	2,945	—
Total noncontrolling interests	966,200	—
Total equity	3,704,819	1,282,310
Total liabilities and equity	$4,710,210	$2,342,215
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Resident fees and services	$216,456	$148,855	$416,801	$297,782
Total revenues	216,456	148,855	416,801	297,782
Costs and expenses:
Operating	158,786	111,787	303,384	222,425
Depreciation and amortization	56,473	31,191	107,871	63,990
General and administrative	1,334	2,382	4,292	5,514
General and administrative - related party management fee	2,472	—	2,800	—
Interest expense	350	949	701	1,897
Transaction costs	4,278	—	22,788	—
Total costs and expenses	223,693	146,309	441,836	293,826
Other income (expense):
Gain (loss) on sales of real estate, net	3,884	—	3,884	—
Gain (loss) upon change of control, net	—	—	46,270	—
Gain (loss) on debt extinguishments	—	—	(403)	—
Other income (expense), net	16,465	(4,029)	17,281	(6,409)
Total other income (expense), net	20,349	(4,029)	67,032	(6,409)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint venture	13,112	(1,483)	41,997	(2,453)
Income tax benefit (expense)	1,746	(2,096)	624	(4,687)
Equity income (loss) from unconsolidated joint venture	—	1,009	111	2,460
Net income (loss)	14,858	(2,570)	42,732	(4,680)
Noncontrolling interests’ share in earnings	(4,135)	—	(677)	—
Net income (loss) attributable to Janus Living, Inc.	10,723	(2,570)	42,055	(4,680)
Participating securities’ share in earnings	(4)	—	(4)	—
Net (income) loss - pre-IPO	—	—	(39,888)	—
Net income (loss) applicable to common shares	$10,719	$—	$2,163	$—

Earnings per common share:
Basic	$0.05	$—	$0.01	$—
Diluted	$0.05	$—	$0.01	$—
Weighted average shares outstanding:
Basic	195,011	—	194,310	—
Diluted	271,033	—	270,228	—
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)
For the three months ended June 30, 2026:

	Common Stock				Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
	Class A-1 Shares	Class A-1 Amount	Class A-2 Shares	Class A-2 Amount				Common Units of Janus OP, LLC, held by Healthpeak Properties, Inc.	Other Noncontrolling Interests
April 1, 2026	187,223	$1,872	75,918	$759	$2,170,729	$(8,556)	$2,164,804	$878,329	$2,755	$3,045,888
Net income (loss)	—	—	—	—	—	10,723	10,723	4,116	19	14,858
Issuance of Class A-1 common stock in connection with public offerings, net of underwriting fees and offering costs	28,750	288	—	—	689,539	—	689,827	—	—	689,827
Stock-based compensation	—	—	—	—	156	—	156	—	207	363
Common dividends ($0.1599 per share) (Note 11)	—	—	—	—	—	(33,941)	(33,941)	—	—	(33,941)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,140)	(36)	(12,176)
Adjustments to noncontrolling interests	—	—	—	—	(92,950)	—	(92,950)	92,950	—	—
June 30, 2026	215,973	$2,160	75,918	$759	$2,767,474	$(31,774)	$2,738,619	$963,255	$2,945	$3,704,819
For the three months ended June 30, 2025:

Total Parent’s Net Investment
April 1, 2025	$1,303,522
Net income (loss)	(2,570)
Net distributions to Parent	(11,466)
June 30, 2025	$1,289,486

For the six months ended June 30, 2026:

		Common Stock				Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
	Parent’s Net Investment	Class A-1 Shares	Class A-1 Amount	Class A-2 Shares	Class A-2 Amount				Common Units of Janus OP, LLC, held by Healthpeak Properties, Inc.	Other Noncontrolling Interests
January 1, 2026	$1,282,310	—	$—	—	$—	$—	$—	$1,282,310	$—	$—	$1,282,310
Net income (loss)	39,888	—	—	—	—	—	2,167	42,055	649	28	42,732
Net contributions from Parent	837,092	—	—	—	—	—	—	837,092	—	—	837,092
Issuance of Class A-1 common stock in connection with public offerings, net of underwriting fees and offering costs	(2,159,290)	215,973	2,160	—	—	2,978,647	—	821,517	—	—	821,517
Issuance of Class A-2 common stock in connection with initial public offering	—	—	—	75,918	759	—	—	759	—	—	759
Issuance of noncontrolling interests in connection with initial public offering	—	—	—	—	—	—	—	—	763,402	2,737	766,139
Stock-based compensation	—	—	—	—	—	171	—	171	—	225	396
Common dividends ($0.1599 per share) (Note 11)	—	—	—	—	—	—	(33,941)	(33,941)	—	—	(33,941)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	345	345
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,140)	(390)	(12,530)
Adjustments to noncontrolling interests	—	—	—	—	—	(211,344)	—	(211,344)	211,344	—	—
June 30, 2026	$—	215,973	$2,160	75,918	$759	$2,767,474	$(31,774)	$2,738,619	$963,255	$2,945	$3,704,819
For the six months ended June 30, 2025:

Total Parent’s Net Investment
January 1, 2025	$1,308,853
Net income (loss)	(4,680)
Net distributions to Parent	(14,687)
June 30, 2025	$1,289,486
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$42,732	$(4,680)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate and in-place resident contract intangibles	107,871	63,990
Stock-based compensation amortization expense	391	—
Stock-based compensation issued as part of initial public offering	4,872	—
Amortization of deferred financing costs and debt discounts (premiums)	73	(364)
Amortization of non-refundable entrance fees	(55,010)	(47,658)
Equity loss (income) from unconsolidated joint venture	(111)	(2,460)
Deferred income tax expense (benefit)	(1,421)	3,702
Loss (gain) on sales of real estate, net	(3,884)	—
Loss (gain) on debt extinguishments	403	—
Loss (gain) upon change of control, net	(46,270)	—
Casualty-related loss (recoveries), net	(5,707)	6,221
Other non-cash items	224	—
Changes in:
Decrease (increase) in accounts receivable and other assets	6,481	3,493
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(12,571)	(23,493)
Increase (decrease) in deferred revenue	74,813	71,544
Net cash provided by (used in) operating activities	112,886	70,295
Cash flows from investing activities:
Acquisitions of real estate	(516,713)	—
Joint venture buyout, net	(295,808)	—
Capital expenditures	(45,880)	(53,846)
Proceeds from sales of real estate, net	22,652	1,000
Distributions in excess of earnings from unconsolidated joint venture	—	8,560
Proceeds from insurance recovery	13,360	—
Net cash provided by (used in) investing activities	(822,389)	(44,286)
Cash flows from financing activities:
Issuance of Class A-1 common stock in connection with public offerings, net of underwriting fees	1,592,524	—
Issuance of Class A-2 common stock in connection with initial public offering	759	—
Repayments of mortgage debt	(102,011)	(1,403)
Payments for debt extinguishment and deferred financing costs	(2,965)	—
Payments of offering costs	(6,789)	—
Net contributions from (distributions to) Parent	836,737	(14,687)
Dividends paid on common stock	(33,941)	—
Distributions to and purchase of noncontrolling interests	(12,530)	—
Net cash provided by (used in) financing activities	2,271,784	(16,090)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,562,281	9,919
Cash, cash equivalents, and restricted cash, beginning of period	84,261	79,066
Cash, cash equivalents, and restricted cash, end of period	$1,646,542	$88,985
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Janus Living, Inc. (“Janus Living” or the “Company”) is a pure-play senior housing real estate investment trust (“REIT”), and the only United States (“U.S.”) publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) or similar structures. RIDEA or similar structures are those in which the Company owns a community directly and contracts with a third-party operator to manage and operate the day-to-day business of such property. Janus Living has a portfolio consisting of 41 senior housing communities, comprised of 11,420 units as of June 30, 2026. The Company’s communities are located primarily in major retirement markets across 13 states, with units in Florida and Texas representing 64% of the total units as of June 30, 2026. Substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Janus Living OP, LLC (“Janus Living OP” or the “Operating Company”), either directly or through its subsidiaries. The Company is the managing member of the Janus Living OP. The Company is externally managed by Healthpeak Investment Management, LLC (the “Manager”), an indirect subsidiary of Healthpeak Properties, Inc. (“Healthpeak” or the “Parent”).
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
On June 4, 2026, an additional 25,000,000 shares of Class A-1 common stock were issued to public investors following the completion of a public offering (the “June Follow-On Offering”). As part of the June Follow-On Offering, the Company granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Class A-1 common stock, which was exercised in full on June 22, 2026. The June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters.
During the six months ended June 30, 2026, a portion of the proceeds from the IPO were utilized to fund certain other offering and transaction-related costs (see Note 18). See Note 11 for additional information about the ownership of the Company and Janus Living OP following the IPO and June Follow-On Offering. During the three and six months ended June 30, 2026, the Company recognized interest on invested cash of $11 million and $12 million, respectively, primarily related to interest earned on proceeds from the IPO and June Follow-On Offering.
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

Net income (loss) equals comprehensive income (loss) for all periods presented. The combined and consolidated financial statements include the accounts of Janus Living, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any interim period. The accompanying unaudited interim financial information should be read in conjunction with the Company’s combined and consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the prospectus filed on June 3, 2026 with the Securities and Exchange Commission (“SEC”), as part of the Registration Statement on Form S-11 (File No. 333-296384) (such prospectus and registration statement, the “Registration Statement”).
Transaction Costs
Transaction costs are comprised of organization, legal, professional, operator transition, and other related costs. Transaction costs are expensed as incurred. During the three and six months ended June 30, 2026, the Company recognized $4 million and $23 million, respectively, of transaction costs.
Offering Costs
In connection with the IPO and June Follow-On Offering, the Company incurred legal, accounting, and other related costs. Such costs are recognized within additional paid-in capital on the Combined and Consolidated Statements of Equity.
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
In connection with the formation transactions related to the IPO, the ownership of six senior housing communities was transferred from a taxable REIT subsidiary (“TRS”) to a non-taxable entity. This change in tax status resulted in the derecognition of certain deferred tax assets and liabilities. The net impact of this change in tax status resulted in a net tax benefit of $2 million during the six months ended June 30, 2026.
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
Subsequent to the completion of this acquisition, the Company entered into agreements to transition the management of certain of these senior housing communities from Brookdale Senior Living (“Brookdale”) to Ciel Senior Living and Pegasus Senior Living (the “operator transition”). In connection with the operator transition, during the three months ended March 31, 2026, the Company incurred a termination fee of $2.5 million to Brookdale, which is recognized within transaction costs on the Combined and Consolidated Statements of Operations.
Senior Housing Portfolio Acquisitions
During the three months ended March 31, 2026, the Company acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
During the three months ended June 30, 2026, the Company acquired (i) one senior housing community in Seattle, Washington for $52 million and (ii) one senior housing community in Tucson, Arizona for $52 million.
Subsequent to June 30, 2026, the Company acquired the following, in each case for a gross purchase price as noted: (i) eight senior housing communities in Texas and New Mexico for $150 million, (ii) one senior housing community in Naples, Florida for $149 million, (iii) one senior housing community in Lexington, Kentucky for $50 million, (iv) three senior housing communities in Atlanta, Georgia for $425 million, (v) four senior housing communities in Florida for $190 million, and (vi) one senior housing community in Denver, Colorado for $47 million.
Dispositions of Real Estate
During the three months ended June 30, 2026, the Company sold one senior housing community for $23 million, resulting in a gain on sale of $4 million.
Impairment Charges
During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment charges.
Held for Sale
As of June 30, 2026 and December 31, 2025, there were no assets classified as held for sale.

Casualty-Related Charges
During the three and six months ended June 30, 2025, the Company recognized $4 million and $6 million, respectively, of casualty-related charges, which were primarily related to mitigation and other charges incurred related to damages caused by Hurricane Milton. During the three and six months ended June 30, 2026, the Company recognized $6 million of casualty-related recoveries primarily related to past hurricanes. Casualty-related recoveries (charges) are recognized in other income (expense), net in the Combined and Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the Company had an outstanding insurance receivable balance of $1 million and $12 million, respectively (see Note 6).
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
The following table summarizes the Company’s equity method investment (in thousands):

December 31, 2024	$322,551
Distributions	(13,910)
Direct share of equity income (loss)	4,649
Basis difference amortization	(581)
December 31, 2025	$312,709
Direct share of equity income (loss)	119
JV buyout	(312,828)
June 30, 2026	$—
NOTE 5.  Intangible Assets

Intangible assets consist of in-place resident contract intangibles that were recognized upon acquisition of the related communities. The following table summarizes the Company’s intangible assets (dollars in thousands):

Intangible assets	June 30, 2026	December 31, 2025
Gross intangible assets	$352,973	$281,356
Accumulated amortization	(156,252)	(254,686)
Intangible assets	$196,721	$26,670

Weighted average remaining amortization period in years	3	1
During the six months ended June 30, 2026, in conjunction with the Company’s acquisitions of real estate, the Company acquired $219 million of intangible assets with a weighted average amortization period at acquisition of three years. Other activity during the six months ended June 30, 2026 includes the write-off of fully amortized assets.

NOTE 6. Other Assets

The following table summarizes the Company’s other assets (in thousands):

	June 30, 2026	December 31, 2025
Entrance fee receivables (see Note 9)	$71,263	$73,376
Prepaid and other assets(1)	55,967	48,690
Insurance receivables (see Note 3)	1,308	12,491
Other assets	$128,538	$134,557
_______________________________________
(1)Includes costs of acquiring contracts, net of capitalized commissions, of $27 million and $24 million as of June 30, 2026 and December 31, 2025, respectively, which are amortized over the estimated stay of the resident.
NOTE 7.    Debt

Credit Facilities
Concurrent with the completion of the IPO, the Company entered into a credit agreement that provides for a $500 million revolving credit facility (the “Revolving Credit Facility”) and $100 million delayed-draw term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Company has the option to increase commitments under the Credit Facilities and/or obtain incremental term loans so long as the aggregate principal amount does not exceed $1.5 billion, subject to customary requirements. The Revolving Credit Facility matures in March 2030 with two six-month extension periods available, subject to certain conditions. The Term Loan is available to be drawn until December 2026 and matures in March 2031. Borrowings under the Revolving Credit Facility and Term Loan bear interest at SOFR plus 105 and 110 basis points, respectively, based on the Company’s current leverage-based pricing grid. The Company also pays a facility fee on the entire revolving commitment that depends on its current leverage-based pricing grid, which was 0.15% as of June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized $332 thousand and $345 thousand, respectively, of interest expense related to fees and amortization of debt issuance costs in connection with its Credit Facilities. As of June 30, 2026, total unamortized debt issuance costs for the Credit Facilities were $2 million, which are recognized in other assets on the Combined and Consolidated Balance Sheets. As of June 30, 2026, no principal had been drawn on either the Revolving Credit Facility or the Term Loan.
The Credit Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage Ratio of 1.5 times; (v) require a minimum Consolidated Tangible Net Worth of at least the sum of (x) $2.04 billion as of the end of any fiscal quarter plus (y) an amount equal to 75% of the net proceeds received from any equity offerings after the closing date; and (vi) require a minimum Unsecured Interest Coverage Ratio of 1.75 times. The Company believes it was in compliance with each of these covenants at June 30, 2026.
Mortgage Debt
At December 31, 2025, the Company had $102 million in aggregate principal of fixed rate mortgage debt outstanding and $0.7 million of unamortized premiums. The mortgage debt was secured by two senior housing communities with an aggregate carrying value of $242 million. The Company was in compliance with the requirements of its mortgage debt as of December 31, 2025.
In January 2026, the Company made a $102 million early full principal repayment of its mortgage debt with original maturities in December 2026 and paid $1 million of accrued interest and prepayment penalties. During the six months ended June 30, 2026, the Company recognized a $0.4 million loss on debt extinguishment related to this early repayment. As of June 30, 2026, the Company had ten outstanding letters of credit obligations totaling $1 million.

NOTE 8. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	June 30, 2026	December 31, 2025
Refundable entrance fees	$226,875	$221,147
Other accounts payable and accrued liabilities	74,889	57,024
Accrued construction costs	4,382	6,039
Accounts payable, accrued liabilities, and other liabilities	$306,146	$284,210
NOTE 9. Deferred Revenue

The following table summarizes the Company’s deferred revenue (in thousands):

	June 30, 2026	December 31, 2025
Non-refundable entrance fees	$695,511	$669,528
Other deferred revenue	3,734	3,479
Deferred revenue	$699,245	$673,007
The opening and closing balances of non-refundable entrance fees were as follows (in thousands):

Closing balance - December 31, 2024	$615,723
Additions(1)	152,717
Amortization(2)	(98,912)
Closing balance - December 31, 2025	$669,528
Additions(1)	75,631
Acquisitions	5,362
Amortization(2)	(55,010)
Closing balance - June 30, 2026	$695,511
_______________________________________
(1)During the three months June 30, 2026, the Company collected non-refundable entrance fees of $41 million. During the three and six months ended June 30, 2025, the Company collected non-refundable entrance fees of $43 million and $71 million, respectively.
(2)Amortization of non-refundable entrance fees is included within resident fees and services on the Combined and Consolidated Statements of Operations. During the three months ended June 30, 2026, the Company recognized amortization of $28 million. During the three and six months ended June 30, 2025, the Company recognized amortization of $24 million and $48 million, respectively.
As of each of June 30, 2026 and December 31, 2025, the weighted average remaining length of stay based on the unamortized non-refundable entrance fee balance of the Company’s in-place residents was 8 years.
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

Closing balance - December 31, 2024	$61,273
Current year deferrals provided	99,960
Receipts applied to entrance fee commitments	(87,857)
Closing balance - December 31, 2025	$73,376
Current year deferrals provided	53,160
Receipts applied to entrance fee commitments	(55,273)
Closing balance - June 30, 2026	$71,263

NOTE 10.  Commitments and Contingencies

Minimum Liquid Reserve (“MLR”)
State licensing authorities require the Company to maintain MLR balances in escrow accounts based upon certain financial calculations. This requirement mitigates the risk of a community failure, whereby the Company would be obligated to repay the balance of entrance fees to its residents. The reserve balance required by these state licensing authorities at June 30, 2026 was $96 million, which was met through $68 million of restricted cash held in escrow and $28 million of promissory notes. These promissory notes are issued between the Company and certain of its operating subsidiaries, which represents intercompany activity that is eliminated in the Combined and Consolidated Financial Statements.
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
Operator Agreements
The Company has long-term management agreements with its operators under which base management fees and incentive management fees are payable to these operators (“Operator Fees”) if operating results exceed pre-established thresholds. Conversely, there are also provisions in the management agreements that reduce Operator Fees if operating results do not meet certain pre-established thresholds. Out-of-pocket expenses incurred on behalf of the Company by operators are subject to reimbursement from the Company. During the three months ended June 30, 2026 and 2025, the Company incurred management fees on its consolidated assets of $9 million and $7 million, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred management fees on its consolidated assets of $17 million and $12 million, respectively. Management fees are recognized in operating expenses on the Combined and Consolidated Statements of Operations. For discussion of management fees payable to Healthpeak, refer to Note 18.
NOTE 11.  Equity

Dividends
On July 8, 2026, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.0475 per share for each of July, August, and September 2026, payable on July 29, 2026, August 26, 2026, and September 23, 2026, respectively, to stockholders of record as of the close of business on July 17, 2026, August 14, 2026, and September 11, 2026, respectively.
During the three months ended June 30, 2026, the Company declared and paid common stock cash dividends of $0.1599 per share, which was comprised of a pro rata quarterly common stock cash dividend of $0.0174 per share for the period commencing from the date of the IPO through March 31, 2026 and a quarterly common stock cash dividend of $0.1425 per share for the three months ended June 30, 2026.

Initial Public Offering
Formation Transactions
In March 2026, Janus Living consummated a series of formation transactions through which Healthpeak transferred, directly or indirectly, cash plus senior housing real estate communities and certain parcels of land for future development to the Company. As a result of these transactions, Healthpeak received 138,816,246 shares of Class A-1 common stock and 75,917,780 common units in Janus Living OP. Janus Living contributed the real estate assets received in the formation transactions to Janus Living OP in exchange for common units, and following such contributions and the formation transactions described above, Janus Living held 187,222,996 common units in Janus Living OP. In connection with these formation transactions, Healthpeak also purchased shares of Class A-2 common stock in an amount equivalent to the common units of Janus Living OP that Healthpeak held following completion of the formation transactions described above, for aggregate consideration of approximately $760 thousand. Also in March 2026, in connection with the IPO, 48,300,000 shares of Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the six months ended June 30, 2026 a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 18).
June Follow-On Offering
On June 4, 2026, an additional 25,000,000 shares of Class A-1 common stock were issued to public investors upon completion of the June Follow-On Offering. In connection with the June Follow-On Offering, the Company granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Class A-1 common stock, which was exercised in full on June 22, 2026. The June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters. During the three months ended June 30, 2026, in connection with the June Follow-On Offering, $1 million of offering costs, in addition to fees paid to the underwriters, were incurred and recognized within additional paid-in capital on the Combined and Consolidated Statements of Equity.
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
Noncontrolling Interests
Healthpeak OP Units
Common unitholders (“OP Unitholders”) have the right to require redemption of part or all of their common units of Janus Living OP (“common units” or “Healthpeak OP Units”) for cash or shares of Janus Living’s Class A-1 common stock, at Janus Living Inc.’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The common units are classified in permanent equity because Janus Living, Inc. may elect to issue shares of its Class A-1 common stock to OP Unitholders who choose to redeem their common units rather than using cash. In connection with the formation transactions and June Follow-On Offering, Janus Living holds 215,972,996 common units in Janus Living OP and Healthpeak holds 75,917,780 common units as of June 30, 2026. The resulting change in the Company’s net assets and capital structure required an allocation between equity and noncontrolling interests on the Combined and Consolidated Statements of Equity. Each unitholder’s interest is calculated by dividing its units held by the total common units outstanding. Healthpeak’s common units are presented as common units of Janus OP, LLC held by Healthpeak Properties, Inc. on the Combined and Consolidated Balance Sheets.
As of June 30, 2026, Healthpeak held 75,917,780 Healthpeak OP Units, all of which were convertible into Class A-1 common stock. As of June 30, 2026, the Healthpeak OP Units had a value of $2.2 billion based on the closing stock price on June 30, 2026.

LTIP Units
During the six months ended June 30, 2026, certain employees of the Company (“LTIP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP (“LTIP Units,” together with the Healthpeak OP Units, “OP Units”), all of which were profits interests in Janus Living OP. When certain conditions are met, the LTIP Unitholders have the right to require redemption of part or all of their LTIP Units for cash or shares of the Company’s Class A-1 common stock, at the Company’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Company’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The Company classifies the LTIP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its Class A-1 common stock to LTIP Unitholders who choose to redeem their LTIP Units rather than using cash. As of June 30, 2026, there were approximately 392 thousand LTIP Units outstanding and none had met the criteria for redemption.
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
For the six months ended June 30, 2026, for basic EPS, the Company elected to use the weighted average number of shares outstanding from the closing date of the IPO through June 30, 2026. For the six months ended June 30, 2026, basic and diluted EPS is calculated by dividing net income (loss) attributable to common shares after the closing date of the IPO by the basic and diluted weighted average shares outstanding for the period. The pre-IPO net income (loss) of $40 million for the period from January 1, 2026 through March 23, 2026 is deducted from net income (loss) for purposes of EPS.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Numerator - Basic
Net income (loss)	$14,858	$42,732
Noncontrolling interests’ share in earnings	(4,135)	(677)
Less: Participating securities’ share in earnings	(4)	(4)
Net (income) loss - pre-IPO	—	(39,888)
Net income (loss) applicable to common shares	$10,719	$2,163
Numerator - Dilutive
Net income (loss) applicable to common shares	$10,719	$2,163
Net income (loss) attributable to dilutive convertible units and other	4,119	649
Dilutive net income (loss) available to common shares	$14,838	$2,812
Denominator
Basic weighted average shares outstanding(1)	195,011	194,310
Dilutive potential common shares - OP Units(2)	76,022	75,918
Diluted weighted average common shares	271,033	270,228
Earnings per common share
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
_______________________________________
(1)No publicly-listed shares were outstanding as of June 30, 2025.
(2)For the three and six months ended June 30, 2026, represents the dilutive impact of 76 million outstanding OP Units.

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
AgeTech Investment. The Company holds a limited partner interest in a fund that makes venture capital investments in early-stage technology solutions (the “AgeTech Investment”). As of June 30, 2026, the Company had an aggregate commitment of $2 million related to its AgeTech Investment and as of each of June 30, 2026 and December 31, 2025, the Company’s total investment was $0.2 million. The AgeTech Investment has been identified as VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. Given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entity primarily consist of its capital investments. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
The classification of the related assets and the maximum loss exposure as a result of the Company’s involvement with the VIE at June 30, 2026 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
AgeTech Investment	Other assets	$185
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of June 30, 2026, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIE, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
NOTE 14.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	June 30, 2026(1)		December 31, 2025(1)
	Carrying Value	Fair Value(2)	Carrying Value	Fair Value(2)
Mortgage debt	$—	$—	$102,688	$100,658
_______________________________________
(1)During the six months ended June 30, 2026 and year ended December 31, 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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

	Three Months Ended June 30,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
Room and rents	$169,156	78%	$111,737	75%
Non-refundable entrance fee amortization	27,808	13%	23,652	16%
Ancillary and other services	19,492	9%	13,466	9%
Resident fees and services	$216,456	100%	$148,855	100%

	Six Months Ended June 30,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
Room and rents	$333,523	80%	$232,147	78%
Non-refundable entrance fee amortization	55,010	13%	47,658	16%
Ancillary and other services	28,268	7%	17,977	6%
Resident fees and services	$416,801	100%	$297,782	100%
Room and rents and non-refundable entrance fee amortization are recognized over time, or approximately one month and expected stay of the resident, respectively. Ancillary and other services are recognized at a point in time, as services are delivered.
Accounts Receivable, net
The opening and closing balances of accounts receivable, net were as follows (in thousands):

Closing balance - December 31, 2025	$19,431
Closing balance - June 30, 2026	24,076
Change	$4,645
The following is a summary of the Company’s adjustments to allowances for credit losses (in thousands):

Opening balance - December 31, 2024	$2,243
Additional allowance	2,269
Write-offs, recoveries, and other adjustments	(2,494)
Closing balance - December 31, 2025	$2,018

Opening balance - December 31, 2025	$2,018
Additional allowance	2,219
Write-offs, recoveries, and other adjustments	(714)
Closing balance - June 30, 2026	$3,523

NOTE 16.  Segment Disclosures

The Company has one operating segment based on how its Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, assesses performance and allocates resources. The Company’s reportable segment, as determined in accordance with ASC 280, Segment Reporting, is the same as its operating segment. The accounting policies of the Company’s reportable segment are the same as those described in Note 2 to the combined financial statements for the fiscal year ended December 31, 2025 included in the Registration Statement, as updated by Note 2 herein.
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
The following table presents significant segment expenses and net income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Resident fees and services	$216,456	$148,855	$416,801	$297,782
Compensation and property management	(100,605)	(72,083)	(191,613)	(142,465)
Food	(9,870)	(6,782)	(18,568)	(13,225)
Real estate taxes	(6,566)	(4,324)	(13,046)	(8,832)
Repairs and maintenance	(7,719)	(4,873)	(14,371)	(9,719)
Utilities	(8,701)	(5,719)	(16,846)	(11,382)
Other segment items(1)	(25,325)	(18,006)	(48,940)	(36,802)
Depreciation and amortization	(56,473)	(31,191)	(107,871)	(63,990)
General and administrative	(1,334)	(2,382)	(4,292)	(5,514)
General and administrative - related party management fee	(2,472)	—	(2,800)	—
Interest expense	(350)	(949)	(701)	(1,897)
Transaction costs	(4,278)	—	(22,788)	—
Gain (loss) on sales of real estate, net	3,884	—	3,884	—
Gain (loss) upon change of control, net	—	—	46,270	—
Gain (loss) on debt extinguishments	—	—	(403)	—
Other income (expense), net	16,465	(4,029)	17,281	(6,409)
Income tax benefit (expense)	1,746	(2,096)	624	(4,687)
Equity income (loss) from unconsolidated joint venture	—	1,009	111	2,460
Net income (loss)	$14,858	$(2,570)	$42,732	$(4,680)
_______________________________________
(1)Other segment items include: (i) cleaning and supplies, (ii) insurance, (iii) marketing, and (iv) other expenses.

NOTE 17.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$777	$2,278
Income taxes paid (refunded), net	1,924	286
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	$4,382	$7,065
Net noncash impact from the consolidation of properties previously held in an unconsolidated joint venture	312,826	—
Accrued offering costs	839	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$19,652	$18,777
Restricted cash	64,609	60,289
Cash, cash equivalents, and restricted cash	$84,261	$79,066
End of period:
Cash and cash equivalents	$1,557,655	$22,571
Restricted cash	88,887	66,414
Cash, cash equivalents, and restricted cash	$1,646,542	$88,985
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of June 30, 2026 and December 31, 2025, the account balances at certain institutions exceeded the FDIC insurance coverage.
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
Formation Transactions
As more fully described in Note 11, Healthpeak and Janus Living consummated a series of formation transactions in connection with the IPO. In connection with the IPO and these formation transactions, during the three months ended March 31, 2026, Janus Living incurred $16 million of transaction costs, recognized within transaction costs on the Combined and Consolidated Statements of Operations. Additionally, during the three months ended March 31, 2026, Janus Living incurred $8 million of offering costs in addition to fees paid to the underwriters in connection with the IPO. These costs were recognized within additional paid-in capital on the Combined and Consolidated Statements of Equity. Certain of these offering and transaction costs were initially paid by Healthpeak and reimbursed by Janus Living in accordance with the Healthpeak Management Agreement (defined below).

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
During the six months ended June 30, 2026, $3.5 million of the Healthpeak Management Fee was paid in cash and $288 thousand was paid to the Manager in the form of Manager Equity Awards. As of June 30, 2026, $27 thousand of the Healthpeak Management Fee was recognized within accounts payable, accrued liabilities, and other liabilities on the Combined and Consolidated Balance Sheets. A portion of the Healthpeak Management Fee is included within general and administrative - related party management fee on the Combined and Consolidated Statements of Operations and certain amounts of the Healthpeak Management Fee that are directly attributable to acquisition activities are included within transaction costs on the Combined and Consolidated Statements of Operations.
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

NOTE 19.    Concentration of Credit Risk

Concentrations of credit risk arise when one or more residents, operators, or obligors related to the Company’s investments are engaged in similar business activities or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors its portfolio to assess potential concentrations of credit risks.
The following table provides information regarding the Company’s concentrations with respect to certain states, operators, and properties; the information provided is presented as percentages of the Company’s total gross real estate assets and revenues:

	Percentage of Gross Real Estate Assets		Percentage of Total Revenues
	June 30, 2026	December 31, 2025	Three Months Ended June 30,		Six Months Ended June 30,
Concentration			2026	2025	2026	2025
State:
Florida	51	68	50	64	51	64
Texas	11	2	13	4	13	4
Pennsylvania	11	15	12	16	12	16
Operator:
LCS	66	86	65	84	66	84
Sunrise Senior Living	10	14	12	16	13	16
Ciel Senior Living	11	—	10	—	10	—
Property:
Freedom Plaza Sun City Center	8	11	7	9	7	9
Cypress Village	7	10	7	9	7	9
There is no resident concentration in resident fees and services because the related agreements are with individual residents.
The following table provides information regarding the Company’s concentrations for Medicare and Medicaid as percentages of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare	12%	16%	13%	16%
Medicaid	1%	2%	1%	2%

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
As more fully set forth under “Risk Factors” in our prospectus filed on June 3, 2026 with the Securities and Exchange Commission (“SEC”), as part of our Registration Statement on Form S-11 (File No. 333-296384) (such prospectus and registration statement, the “Registration Statement”), principal risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
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
•operational risks associated with our communities, all of which are owned and operated under RIDEA (as defined below) or similar structures;
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
•Healthpeak’s failure to qualify as a REIT during certain periods prior to our IPO;
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
Overview
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations and should be read in conjunction with the Combined and Consolidated Financial Statements and accompanying Notes. We will discuss and provide our analysis in the following order:
•Executive Summary
•Market Trends and Uncertainties
•Company Highlights
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Janus Living, Inc. (“Janus Living” or the “Company”) is a pure-play senior housing real estate investment trust (“REIT”), and the only United States (“U.S.”) publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) or similar structures. Janus Living has a portfolio consisting of 41 senior housing communities, comprised of 11,420 units as of June 30, 2026. Our communities are located primarily in major retirement markets across 13 states, with units in Florida and Texas representing 64% of the total units as of June 30, 2026. Services provided by our operators under a RIDEA or similar structure are primarily paid for directly by the residents, rather than governmental reimbursement programs, which provides Janus Living with greater visibility into operating cash flow from our communities. Janus Living is externally managed by the Manager, an indirect subsidiary of Healthpeak Properties, Inc. (“Healthpeak”). On March 23, 2026, the Company completed its initial public offering to become a newly formed public company (see “—Company Highlights—Initial Public Offering” below).
At June 30, 2026, our portfolio of investments included 41 senior housing communities. The following table summarizes certain financial information for the three months ended June 30, 2026 (dollars in thousands):

Non-GAAP Financial Data:	Three Months Ended June 30, 2026
Net income (loss)	$14,858
Net Operating Income (“NOI”)(1)	57,670
Adjusted NOI(1)	57,670
Same-Store NOI(1)	43,660
Same-Store Adjusted NOI(1)	43,660
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
For a description of our significant activities during the three and six months ended June 30, 2026, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.

Business Strategy
Our business objectives are to grow our cash flows, maintain financial flexibility, increase the value of our portfolio, make regular cash distributions to our stockholders, and generate attractive risk-adjusted returns through the following growth strategies:
(i)Drive External Growth Through Disciplined Acquisitions: We intend to expand our senior housing footprint through disciplined acquisitions of high-quality senior housing communities, with a particular focus on assets that can be integrated into our RIDEA operating platform. We believe the RIDEA or similar structures offer superior alignment between ownership and operations, enabling us to actively participate in upside performance while maintaining flexibility in operator selection and asset strategy. We prioritize acquisitions in both existing markets—where we can leverage operational synergies—and new U.S. geographies that exhibit favorable demographic trends, limited new supply, and strong fundamentals. We see meaningful opportunity to scale our portfolio with both new and existing operators, who bring deep market knowledge and access to proprietary deal flow, and who share our commitment to quality, compliance, and resident outcomes. Our external growth strategy is grounded in our Manager’s rigorous underwriting, local market intelligence, and a disciplined approach to capital deployment, all of which positions us to expand our platform while maintaining operational excellence.
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
Elevated interest rates and volatility in public and private equity and fixed income markets have led to increased costs and limitations on the availability of capital and have adversely impacted, and could continue to adversely impact, our borrowing costs, the fair value of fixed rate instruments, transaction volume, and real estate values generally, including our senior housing communities.
In addition, we and our operators may be affected by various factors over which we and they have no control. Those factors include, without limitation, the overall health of the economy, inflation pressures, supply chain issues, labor supply and cost, ability to hire and maintain qualified staff, ability to control other rising operating or construction costs, changes in the supply of or demand for competing senior housing properties, the potential for significant reform in healthcare policy or regulation, and the impact of any infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have on our operating results and cash flows, if any.
See “Risk Factors” in the Registration Statement for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our operators may face as a result.

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
June Follow-On Offering
•On June 4, 2026, an additional 25,000,000 shares of Class A-1 common stock were issued to public investors following the completion of a public offering (the “June Follow-On Offering”). As part of the June Follow-On Offering, we granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Class A-1 common stock, which was exercised in full on June 22, 2026. The June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters.
Real Estate Transactions
•In January 2026, we acquired our joint venture partner’s 46.5% interest in SH 2019 Ventures, LLC (the “JV”) for $312 million (“JV Buyout”).
•During the three months ended March 31, 2026, we acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
•During the three months ended June 30, 2026, we acquired (i) one senior housing community in Tucson, Arizona for $52 million and (ii) one senior housing community in Seattle, Washington for $52 million.
•Subsequent to June 30, 2026, we acquired the following, in each case for a gross purchase price as noted: (i) eight senior housing communities in Texas and New Mexico for $150 million, (ii) one senior housing community in Naples, Florida for $149 million, (iii) one senior housing community in Lexington, Kentucky for $50 million, (iv) three senior housing communities in Atlanta, Georgia for $425 million, (v) four senior housing communities in Florida for $190 million, and (vi) one senior housing community in Denver, Colorado for $47 million.
•During the three months ended June 30, 2026, we sold one senior housing community for $23 million.
Financing Activities
•In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026.
•In March 2026, concurrent with the closing of the IPO, we entered into a credit agreement consisting of a $500 million revolving credit facility maturing in March 2030 and a $100 million term loan maturing in March 2031, each bearing interest at SOFR plus 105 and 110 basis points, respectively. As of June 30, 2026, there were no outstanding borrowings under the credit agreement.
Dividends
On July 8, 2026, our Board of Directors declared a monthly common stock cash dividend of $0.0475 per share for each of July, August, and September 2026, payable on July 29, 2026, August 26, 2026, and September 23, 2026, respectively, to stockholders of record as of the close of business on July 17, 2026, August 14, 2026, and September 11, 2026, respectively.
During the three months ended June 30, 2026, our Board of Directors declared and paid common stock cash dividends of $0.1599 per share, which was comprised of a pro rata quarterly common stock cash dividend of $0.0174 per share for the period commencing from the date of the IPO through March 31, 2026 and a quarterly common stock cash dividend of $0.1425 per share for the three months ended June 30, 2026.

Results of Operations
We have one operating segment, senior housing, based on how our Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, assesses performance and allocates resources. Our reportable segment, as determined in accordance with ASC 280, Segment Reporting, is the same as our operating segment. Our senior housing properties are operated through RIDEA or similar structures. We evaluate performance based: (i) on net income (loss) as reported on our Combined and Consolidated Statements of Operations, as we believe it provides a comprehensive indication of overall results of operations and (ii) Adjusted NOI, as further described below. The accounting policies of our reportable segment are the same as those described in the Note 2 to the combined financial statements for the fiscal year ended December 31, 2025 included in our Registration Statement, as updated by Note 2 herein.
Non-GAAP Financial Measures
NOI and Adjusted NOI
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the performance of our business. NOI represents resident fees and services less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of operator transition costs and actuarial reserves for insurance claims that have been incurred but not reported. NOI and Adjusted NOI exclude all other financial statement amounts included in net income (loss). NOI and Adjusted NOI are calculated as NOI and Adjusted NOI, respectively, from our properties, using our share of NOI and Adjusted NOI, respectively, from the JV (calculated by applying our actual ownership percentage for the period) and excluding noncontrolling interests’ share from consolidated joint ventures (calculated by applying our actual ownership percentage for the period) of NOI and Adjusted NOI, respectively. Prior to the JV Buyout, we utilized our share of NOI and Adjusted NOI in assessing our performance as the JV contributed to our performance. Our share of NOI and Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. Prior to the JV Buyout, we did not control the JV, and the pro rata presentations of reconciling items included in NOI and Adjusted NOI do not represent our legal claim to such items during periods prior to the JV Buyout. We and our JV partner were entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreement, which provided for such allocations generally according to its invested capital.
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

Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025
Overview

The following table summarizes results for the three months ended June 30, 2026 and 2025(1) (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Net income (loss)	$14,858	$(2,570)	$17,428
Nareit FFO	65,584	33,399	32,185
FFO as Adjusted	63,960	36,213	27,747
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) increased primarily as a result of the following:
•an increase in Adjusted NOI related to: (i) increased occupancy, (ii) increased rates for resident fees, (iii) the JV Buyout, and (iv) other acquisitions of senior housing communities in 2026;
•interest earned on proceeds from the IPO and June Follow-On Offering;
•casualty-related recoveries;
•a gain on sale from the disposition of a senior housing community in 2026; and
•an increase in income tax benefit recognized in connection with the disposition of a senior housing community in June 2026.
The increase in net income (loss) was partially offset by:
•an increase in depreciation and amortization expense related to the JV Buyout and acquisitions of senior housing communities in 2026; and
•an increase in transaction costs related to the IPO and senior housing operator transition costs.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss), except for the following, which are excluded from Nareit FFO:
•depreciation and amortization expense; and
•gain on sales of real estate.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•casualty-related recoveries; and
•transaction costs.

The following table summarizes results for the six months ended June 30, 2026 and 2025(1) (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net income (loss)	$42,732	$(4,680)	$47,412
Nareit FFO	99,188	68,814	30,374
FFO as Adjusted	113,851	73,022	40,829
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) increased primarily as a result of the following:
•an increase in gain upon change of control in connection with the JV Buyout in January 2026;
•an increase in Adjusted NOI related to: (i) increased occupancy, (ii) increased rates for resident fees, (iii) the JV Buyout, and (iv) other acquisitions of senior housing communities in 2026;
•interest earned on proceeds from the IPO and June Follow-On Offering;
•casualty-related recoveries;
•a gain on sale from the disposition of a senior housing community in 2026; and
•an increase in tax benefit recognized in connection with: (i) the disposition of a senior housing community in June 2026 and (ii) the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the IPO.
The increase in net income (loss) was partially offset by:
•an increase in depreciation and amortization expense related to the JV Buyout and acquisitions of senior housing communities in 2026; and
•an increase in transaction costs related to the IPO and senior housing operator transition costs.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss), except for the following, which are excluded from Nareit FFO:
•gain upon change of control;
•depreciation and amortization expense; and
•gain on sales of real estate.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•casualty-related recoveries; and
•transaction costs.
Same-Store and Total Portfolio Analysis
The following table summarizes results for our Same-Store and total property portfolio at and for the three months ended June 30, 2026 and 2025. For the three months ended June 30, 2026, our Same-Store consists of 15 properties representing properties fully operating on or prior to April 1, 2025 and that remained in operation through June 30, 2026. For the six months ended June 30, 2026, our Same-Store consists of 15 properties representing properties fully operating on or prior to January 1, 2025 and that remained in operation through June 30, 2026. See “Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 41 and 34 properties at June 30, 2026 and 2025, respectively.

Same-Store and Total Portfolio Analysis

The following table summarizes results at and for the three months ended June 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store(2)			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$161,303	$148,855	$12,448	$216,456	$148,855	$67,601
Operating expenses	(117,643)	(111,393)	(6,250)	(158,786)	(111,787)	(46,999)
Janus Living’s share of unconsolidated joint venture NOI	—	—	—	—	6,020	(6,020)
NOI	43,660	37,462	6,198	57,670	43,088	14,582
Adjustments to NOI(1)	—	(844)	844	—	(881)	881
Adjusted NOI	$43,660	$36,618	$7,042	57,670	42,207	15,463
Less: Non-SS adjustments				(14,010)	(5,589)	(8,421)
SS Adjusted NOI				$43,660	$36,618	$7,042
Adjusted NOI % change			19.2%
Property count	15	15		41	34
Average occupancy(2)	88.6%	86.0%		85.5%	85.0%
Average occupied units(3)	6,260	6,074		9,004	7,533
RevPOR per month(4)	$8,589	$8,169		$7,484	$7,583
_________________________________
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

Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, food, utilities, repairs and maintenance, operator management fees, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store Adjusted NOI and the following Non-Same-Store impacts:
•increased Adjusted NOI from the JV Buyout; and
•increased Adjusted NOI from other senior housing communities acquired during 2026.

The following table summarizes results at and for the six months ended June 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store(2)			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$321,622	$297,782	$23,840	$416,801	$297,782	$119,019
Operating expenses	(233,949)	(221,635)	(12,314)	(303,384)	(222,425)	(80,959)
Janus Living’s share of unconsolidated joint venture NOI	—	—	—	748	12,155	(11,407)
NOI	87,673	76,147	11,526	114,165	87,512	26,653
Adjustments to NOI(1)	—	(844)	844	—	(876)	876
Adjusted NOI	$87,673	$75,303	$12,370	114,165	86,636	27,529
Less: Non-SS adjustments				(26,492)	(11,333)	(15,159)
SS Adjusted NOI				$87,673	$75,303	$12,370
Adjusted NOI % change			16.4%
Property count	15	15		41	34
Average occupancy(2)	88.5%	86.1%		86.0%	85.1%
Average occupied units(3)	6,257	6,080		8,672	7,534
RevPOR per month(4)	$8,566	$8,163		$7,566	$7,582
_________________________________
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
(3)Represents average occupied units as reported by the operators for the six-month period.
(4)Represents revenues (including our share of revenues from the JV) per average occupied unit for the applicable period divided by a factor of six. Excludes newly developed assets, assets sold, acquired or converted to a new operating structure during the relevant period, assets in redevelopment, assets that are held for sale, and assets that experienced a casualty event that significantly impacted operations.

Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, food, utilities, repairs and maintenance, operator management fees, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store Adjusted NOI and the following Non-Same-Store impacts:
•increased Adjusted NOI from the JV Buyout; and
•increased Adjusted NOI from other senior housing communities acquired during 2026.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Depreciation and amortization	$56,473	$31,191	$25,282	$107,871	$63,990	$43,881
General and administrative	1,334	2,382	(1,048)	4,292	5,514	(1,222)
General and administrative - related party management fee	2,472	—	2,472	2,800	—	2,800
Interest expense	350	949	(599)	701	1,897	(1,196)
Transaction costs	4,278	—	4,278	22,788	—	22,788
Gain (loss) on sales of real estate, net	3,884	—	3,884	3,884	—	3,884
Gain (loss) upon change of control, net	—	—	—	46,270	—	46,270
Gain (loss) on debt extinguishments	—	—	—	(403)	—	(403)
Other income (expense), net	16,465	(4,029)	20,494	17,281	(6,409)	23,690
Income tax benefit (expense)	1,746	(2,096)	3,842	624	(4,687)	5,311
Equity income (loss) from unconsolidated joint venture	—	1,009	(1,009)	111	2,460	(2,349)
Noncontrolling interests’ share in earnings	(4,135)	—	(4,135)	(677)	—	(677)
Depreciation and amortization
Depreciation and amortization expense increased for the three and six months ended June 30, 2026 primarily as a result of (i) the JV Buyout and (ii) acquisitions of senior housing communities in 2026.
General and administrative
General and administrative expenses decreased for the three months ended June 30, 2026 primarily as a result of the related party management fee replacing the allocation of general and administrative expenses from Healthpeak subsequent to the IPO. General and administrative expenses decreased for the six months ended June 30, 2026 primarily as a result of a decrease in the allocation of general and administrative expenses from Healthpeak as a result of lower general and administrative expense incurred at Healthpeak prior to the IPO. The decrease in general and administrative expenses during the three and six months ended June 30, 2026 was partially offset by an increase in stand-alone public company general and administrative expenses.
General and administrative - related party management fee
General and administrative - related party management fee increased for the three and six months ended June 30, 2026 due to the Healthpeak management fee incurred subsequent to the IPO.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2026 as a result of the full repayment of our mortgage debt in January 2026, partially offset by fees and amortization of debt issuance costs associated with the credit agreement established at the time of the IPO.
Transaction costs
Transaction costs increased for the three and six months ended June 30, 2026 primarily as a result of costs incurred for the IPO and senior housing operator transition costs.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net increased for the three and six months ended June 30, 2026 as a result of the disposition of a senior housing community in June 2026 as compared to no dispositions of real estate during the three and six months ended June 30, 2025.
Gain (loss) upon change of control, net
Gain upon change of control increased for the six months ended June 30, 2026 as a result of the JV Buyout in January 2026.

Gain (loss) on debt extinguishment
Loss on debt extinguishment increased for the six months ended June 30, 2026 as a result of the full repayment of our mortgage debt in January 2026.
Other income (expense), net
Other income (expense), net increased for the three and six months ended June 30, 2026 primarily as a result of: (i) interest earned on proceeds from the IPO and June Follow-On Offering and (ii) casualty-related recoveries recognized in 2026, and (iii) casualty-related losses incurred in 2025 associated with Hurricane Milton.
Income tax benefit (expense)
Income tax benefit increased for the three months ended June 30, 2026 primarily as a result of the income tax benefit recognized in connection with the disposition of a senior housing community in June 2026. Income tax benefit further increased for the six months ended June 30, 2026 primarily as a result of the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the IPO.
Equity income (loss) from unconsolidated joint venture
Equity income (loss) from unconsolidated joint ventures decreased for the three and six months ended June 30, 2026 as a result of the JV Buyout in January 2026.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the three and six months ended June 30, 2026 primarily as a result of the allocation of net income from issuance of common units in Janus Living OP to Healthpeak in connection with the IPO.
Liquidity and Capital Resources
As of June 30, 2026, we had $1.6 billion of cash and cash equivalents. We currently expect that our principal sources of funding will include:
•current cash balances, including the proceeds received from the IPO and June Follow-On Offering;
•cash flows from operations;
•the new credit facilities entered into in connection with the IPO; and
•other forms of debt financings and equity offerings.
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

Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt decreased by $103 million to zero at June 30, 2026, when compared to our cash requirements at December 31, 2025, primarily as a result of the full principal repayment of mortgage debt secured by two senior housing communities in January 2026. See Note 7 to the Combined and Consolidated Financial Statements for additional information about our debt commitments.
Minimum Liquid Reserve (“MLR”). The MLR required by state licensing authorities increased by $1 million to $96 million at June 30, 2026, when compared to the MLR required at December 31, 2025. This net change reflects an increase of $25 million to $68 million in the restricted cash requirement, partially offset by a decrease of $24 million to $28 million in the promissory note requirement. See Note 10 to the Combined and Consolidated Financial Statements for additional information about our MLR requirements.
Other investment commitments. As of June 30, 2026, our total investment was $0.2 million in a fund that makes venture capital investments in early-stage technology solutions (the “AgeTech Investment”). At June 30, 2026, our remaining funding commitment related to the AgeTech Investment was $2 million, which is expected to be funded over the next four years. See Note 13 to the Combined and Consolidated Financial Statements for additional information.
Distribution and dividend requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Internal Revenue Code of 1986, as amended (the “Code”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. During the three months ended June 30, 2026, our Board of Directors declared common stock cash dividends of $0.1599 per share, which was comprised of a pro rata quarterly common stock cash dividend of $0.0174 per share for the period commencing from the date of the IPO through March 31, 2026 and a quarterly common stock cash dividend of $0.1425 per share for the three months ended June 30, 2026. On an annualized basis, this would be $0.57 per share. Any future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-Balance Sheet Arrangements. As of June 30, 2026, we had ten outstanding letter of credit obligations totaling $1 million.
There have been no other material changes, outside of the ordinary course of business, during the six months ended June 30, 2026 to the material cash requirements or material off-balance sheet arrangements disclosed in our Registration Statement for the year ended December 31, 2025, including under the sections entitled “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Combined and Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$112,886	$70,295	$42,591
Net cash provided by (used in) investing activities	(822,389)	(44,286)	(778,103)
Net cash provided by (used in) financing activities	2,271,784	(16,090)	2,287,874
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our properties, residency rates, our operators’ performance, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $43 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of: (i) an increase in Adjusted NOI from: (a) senior housing communities acquired in 2026, (b) increased rates for resident fees, and (c) higher occupancy, and (ii) non-refundable entrance fee collections, partially offset by an increase in transaction costs related to the IPO.

Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions and capital expenditures, net of proceeds received from sales of real estate and distributions received from the JV. Our net cash used in investing activities increased $778 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of the following: (i) an increase in cash used for real estate asset acquisitions, including the JV Buyout, and (ii) a decrease in distributions from unconsolidated joint ventures. The increase in net cash used in investing activities was partially offset by: (i) an increase in proceeds received from the sales of real estate, (ii) an increase in proceeds received from insurance recoveries, and (iii) a decrease in cash used for capital expenditures.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by repayments under our mortgage debt, equity issuances, contributions from and distributions to Healthpeak, and dividends paid to common shareholders. Our net cash provided by financing activities increased $2.3 billion for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of the following: (i) proceeds received from the IPO and June Follow-On Offering and (ii) an increase in net contributions from Healthpeak. The increase in net cash provided by financing activities was partially offset by: (i) an increase in repayments of mortgage debt and debt extinguishment costs, (ii) an increase in dividends paid on common stock, (iii) an increase in payments of offering costs, (iv) an increase in distributions to noncontrolling interests, and (v) an increase in payments for deferred financing costs related to the credit agreement entered into in connection with the IPO.
Debt
In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026, reducing our outstanding consolidated debt to zero.
See Note 7 to the Combined and Consolidated Financial Statements for additional information about our credit agreement. No principal had been drawn on our credit agreement as of June 30, 2026.
At June 30, 2025, all of our outstanding debt was fixed rate with a weighted average effective interest rate of 3.5%.
Equity
At June 30, 2026, we had 215,972,996 shares of Class A-1 common stock and 75,917,780 shares of Class A-2 common stock outstanding, equity totaled $3.7 billion, and our equity securities, inclusive of common units convertible into Class A-1 common stock, had a market value of $8.4 billion.
Noncontrolling Interests
Healthpeak OP Units. Common unitholders (“OP Unitholders”) have the right to require redemption of part or all of their common units for cash or shares of Janus Living’s Class A-1 common stock, at Janus Living Inc.’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The common units are classified in permanent equity because Janus Living, Inc. may elect to issue shares of its Class A-1 common stock to OP Unitholders who choose to redeem their common units rather than using cash. Subsequent to the formation transactions and June Follow-On Offering, Janus Living holds 215,972,996 common units in Janus Living OP and Healthpeak holds 75,917,780 common units. The common units held by Healthpeak are recognized within common units of Janus OP, LLC held by Healthpeak Properties, Inc. on the Combined and Consolidated Balance Sheets.
LTIP Units. During the six months ended June 30, 2026, in connection with the IPO, certain of our employees (“LTIP Unitholders”) were issued approximately 392 thousand noncontrolling, non-managing member units in Janus Living OP (“LTIP Units”). When certain conditions are met, the LTIP Unitholders have the right to require redemption of part or all of their LTIP Units for cash or shares of our Class A-1 common stock, at our option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of our Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. We classify the LTIP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our Class A-1 common stock to LTIP Unitholders who choose to redeem their LTIP Units rather than using cash. As of June 30, 2026, there were approximately 392 thousand LTIP Units outstanding, and none had met the criteria for redemption.

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO and FFO as Adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$14,858	$(2,570)	$42,732	$(4,680)
Real estate related depreciation and amortization	56,473	31,191	107,871	63,990
Janus Living’s share of real estate related depreciation and amortization from unconsolidated joint venture	—	4,778	602	9,504
Loss (gain) on sales of depreciable real estate, net	(3,884)	—	(3,884)	—
Loss (gain) upon change of control, net(1)	—	—	(46,270)	—
Taxes associated with real estate dispositions	(1,863)	—	(1,863)	—
Nareit FFO	65,584	33,399	99,188	68,814
Participating securities share in Nareit FFO	(7)	—	(17)	—
Diluted Nareit FFO	$65,577	$33,399	$99,171	$68,814

Impact of adjustments to Nareit FFO:
Transaction and restructuring-related costs(2)	$3,828	$—	$21,702	$—
Loss (gain) on debt extinguishments	—	—	302	—
Casualty-related charges (recoveries), net(3)	(5,452)	2,814	(5,451)	4,208
Recognition (reversal) of valuation allowance on deferred tax assets(4)	—	—	(1,890)	—
Total adjustments	$(1,624)	$2,814	$14,663	$4,208

FFO as Adjusted	$63,960	$36,213	$113,851	$73,022
Participating securities share in FFO as Adjusted	—	—	(3)	—
Diluted FFO as Adjusted	$63,960	$36,213	$113,848	$73,022

Other operating data:
Non-refundable entrance fee sales in excess of (less than) the related GAAP amortization	$12,866	$19,042	$20,621	$23,738
Deferred income taxes	143	2,656	3,265	5,315
Stock-based compensation amortization expense	340	—	373	—
AFFO capital expenditures	(5,275)	(3,279)	(8,673)	(3,565)
Amortization of deferred financing costs and debt discounts (premiums)	126	(183)	73	(364)
Other items(5)	(1)	(1,744)	(7)	(2,715)
_______________________________________
(1)The six months ended June 30, 2026 includes a gain upon change of control related to the acquisition of the joint venture partner’s 46.5% interest in the JV which held 19 senior housing properties.
(2)The three and six months ended June 30, 2026 includes transaction costs comprised of legal, advisory, and other professional fees, transfer taxes, formation and organization costs, and expense related to one-time fully vested equity awards associated with our initial public offering.
(3)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint venture in the Combined and Consolidated Statements of Operations.
(4)The six months ended June 30, 2026 includes the income tax impact related to the change in tax status of certain entities in connection with our initial public offering.
(5)The three and six months ended June 30, 2025 includes our proportionate share of AFFO capital expenditures from the JV. AFFO Capital Expenditures include costs incurred in our operating portfolio required to maintain the properties in current market condition and generally are recurring in nature.

The following table reconciles net income (loss) to NOI and Adjusted NOI for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$14,858	$(2,570)	$42,732	$(4,680)
Depreciation and amortization	56,473	31,191	107,871	63,990
General and administrative	1,334	2,382	4,292	5,514
General and administrative - related party management fee	2,472	—	2,800	—
Interest expense	350	949	701	1,897
Transaction costs	4,278	—	22,788	—
Loss (gain) on sales of real estate, net	(3,884)	—	(3,884)	—
Loss (gain) upon change of control, net	—	—	(46,270)	—
Loss (gain) on debt extinguishments	—	—	403	—
Other expense (income), net	(16,465)	4,029	(17,281)	6,409
Income tax expense (benefit)	(1,746)	2,096	(624)	4,687
Equity loss (income) from unconsolidated joint venture	—	(1,009)	(111)	(2,460)
Janus Living’s share of unconsolidated joint venture NOI	—	6,020	748	12,155
NOI	$57,670	$43,088	$114,165	$87,512
Adjustments to NOI	—	(881)	—	(876)
Adjusted NOI	$57,670	$42,207	$114,165	$86,636
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our combined and consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement. During the six months ended June 30, 2026, we included a new critical accounting estimate as described below:
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We are exposed to various market risks, primarily from the potential loss arising from adverse changes in interest rates. Our $500 million Revolving Credit Facility and $100 million Term Loan bear interest based on SOFR. However, at June 30, 2026, these facilities were undrawn. In the future, we may use derivative and other financial instruments in the normal course of business to mitigate interest rate risk. We will not use derivative financial instruments for speculative or trading purposes.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in the section entitled “Risk Factors” included in the Registration Statement, the primary risk factors that could materially affect our business, financial condition, or future results. There have been no material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

10.1
Underwriting Agreement, dated June 2, 2026, among Janus Living, Inc., Janus Living OP, LLC, Healthpeak Investment Management, LLC and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Janus Living’s Current Report on Form 8-K, filed June 4, 2026).

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
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2026	Janus Living, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)