Form 10-Q
period 2026-09-30
Janus Living, Inc.
filed 2026-11-03
CIK 2100805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 30, 2026, there were 234,372,996 shares of the registrant’s $0.01 par value Class A-1 common stock outstanding and 75,917,780 shares of the registrant’s $0.01 par value Class A-2 common stock outstanding.

JANUS LIVING, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Janus Living, Inc.
COMBINED AND CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate:
Buildings and improvements	$4,030,139	$1,940,808
Construction in progress	85,145	41,678
Land and improvements	555,533	176,475
Accumulated depreciation	(573,675)	(505,297)
Net real estate	4,097,142	1,653,664
Investment in unconsolidated joint venture	—	312,709
Accounts receivable, net of allowance of $3,994 and $2,018	25,406	19,431
Cash and cash equivalents	338,064	19,652
Restricted cash	86,559	64,609
Intangible assets	419,260	26,670
Deferred tax assets	115,929	107,074
Goodwill	3,849	3,849
Other assets	133,778	134,557
Total assets	$5,219,987	$2,342,215

LIABILITIES AND EQUITY
Mortgage debt	$—	$102,688
Accounts payable, accrued liabilities, and other liabilities	376,502	284,210
Deferred revenue	718,394	673,007
Total liabilities	1,094,896	1,059,905

Commitments and contingencies (Note 10)

Parent’s net investment	—	1,282,310
Class A-1 common stock, $0.01 par value: 1,500,000,000 and no shares authorized; 234,372,996 and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,344	—
Class A-2 common stock, $0.01 par value: 100,000,000 and no shares authorized; 75,917,780 and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	759	—
Additional paid-in capital	3,211,906	—
Cumulative dividends in excess of earnings	(102,029)	—
Total stockholders’ equity	3,112,980	1,282,310
Common units of Janus Living OP, LLC, held by Healthpeak Properties, Inc.	1,009,009	—
Other noncontrolling interests	3,102	—
Total noncontrolling interests	1,012,111	—
Total equity	4,125,091	1,282,310
Total liabilities and equity	$5,219,987	$2,342,215
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Resident fees and services	$268,300	$150,458	$685,101	$448,240
Total revenues	268,300	150,458	685,101	448,240
Costs and expenses:
Operating	193,419	114,262	496,803	336,687
Depreciation and amortization	78,682	30,885	186,553	94,875
General and administrative	1,527	2,267	5,819	7,781
General and administrative - related party management fee	3,779	—	6,579	—
Interest expense	486	950	1,187	2,847
Transaction costs	3,400	—	26,188	—
Total costs and expenses	281,293	148,364	723,129	442,190
Other income (expense):
Gain (loss) on sales of real estate, net	—	—	3,884	—
Gain (loss) upon change of control, net	—	—	46,270	—
Gain (loss) on debt extinguishments	—	—	(403)	—
Other income (expense), net	8,276	(98)	25,557	(6,507)
Total other income (expense), net	8,276	(98)	75,308	(6,507)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint venture	(4,717)	1,996	37,280	(457)
Income tax benefit (expense)	(891)	(1,576)	(267)	(6,263)
Equity income (loss) from unconsolidated joint venture	—	992	111	3,452
Net income (loss)	(5,608)	1,412	37,124	(3,268)
Noncontrolling interests’ share in earnings	1,287	—	610	—
Net income (loss) attributable to Janus Living, Inc.	(4,321)	1,412	37,734	(3,268)
Participating securities’ share in earnings	(3)	—	(7)	—
Net (income) loss - pre-IPO	—	—	(39,888)	—
Net income (loss) applicable to common shares	$(4,324)	$—	$(2,161)	$—

Earnings per common share:
Basic	$(0.02)	$—	$(0.01)	$—
Diluted	$(0.02)	$—	$(0.01)	$—
Weighted average shares outstanding:
Basic	225,973	—	209,482	—
Diluted	225,973	—	209,482	—
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)
For the three months ended September 30, 2026:

	Common Stock				Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
	Class A-1 Shares	Class A-1 Amount	Class A-2 Shares	Class A-2 Amount				Common Units of Janus Living OP, LLC, held by Healthpeak Properties, Inc.	Other Noncontrolling Interests
July 1, 2026	215,973	$2,160	75,918	$759	$2,767,474	$(31,774)	$2,738,619	$963,255	$2,945	$3,704,819
Net income (loss)	—	—	—	—	—	(4,321)	(4,321)	(1,299)	12	(5,608)
Issuance of Class A-1 common stock in connection with public offerings, net of underwriting fees and offering costs	18,400	184	—	—	512,964	—	513,148	—	—	513,148
Stock-based compensation	—	—	—	—	158	—	158	—	210	368
Common dividends ($0.2850 per share) (Note 11)	—	—	—	—	—	(65,934)	(65,934)	—	—	(65,934)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21,637)	(65)	(21,702)
Adjustments to noncontrolling interests	—	—	—	—	(68,690)	—	(68,690)	68,690	—	—
September 30, 2026	234,373	$2,344	75,918	$759	$3,211,906	$(102,029)	$3,112,980	$1,009,009	$3,102	$4,125,091
For the three months ended September 30, 2025:

Total Parent’s Net Investment
July 1, 2025	$1,289,486
Net income (loss)	1,412
Net distributions to Parent	(4,136)
September 30, 2025	$1,286,762

For the nine months ended September 30, 2026:

		Common Stock				Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
	Parent’s Net Investment	Class A-1 Shares	Class A-1 Amount	Class A-2 Shares	Class A-2 Amount				Common Units of Janus Living OP, LLC, held by Healthpeak Properties, Inc.	Other Noncontrolling Interests
January 1, 2026	$1,282,310	—	$—	—	$—	$—	$—	$1,282,310	$—	$—	$1,282,310
Net income (loss)	39,888	—	—	—	—	—	(2,154)	37,734	(650)	40	37,124
Net contributions from Parent	837,092	—	—	—	—	—	—	837,092	—	—	837,092
Issuance of Class A-1 common stock in connection with public offerings, net of underwriting fees and offering costs	(2,159,290)	234,373	2,344	—	—	3,491,611	—	1,334,665	—	—	1,334,665
Issuance of Class A-2 common stock in connection with initial public offering	—	—	—	75,918	759	—	—	759	—	—	759
Issuance of noncontrolling interests in connection with initial public offering	—	—	—	—	—	—	—	—	763,402	2,737	766,139
Stock-based compensation	—	—	—	—	—	329	—	329	—	435	764
Common dividends ($0.4449 per share) (Note 11)	—	—	—	—	—	—	(99,875)	(99,875)	—	—	(99,875)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	345	345
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(33,777)	(455)	(34,232)
Adjustments to noncontrolling interests	—	—	—	—	—	(280,034)	—	(280,034)	280,034	—	—
September 30, 2026	$—	234,373	$2,344	75,918	$759	$3,211,906	$(102,029)	$3,112,980	$1,009,009	$3,102	$4,125,091
For the nine months ended September 30, 2025:

Total Parent’s Net Investment
January 1, 2025	$1,308,853
Net income (loss)	(3,268)
Net distributions to Parent	(18,823)
September 30, 2025	$1,286,762
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$37,124	$(3,268)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate and in-place resident contract intangibles	186,553	94,875
Stock-based compensation amortization expense	751	—
Stock-based compensation issued as part of initial public offering	4,872	—
Amortization of deferred financing costs and debt discounts (premiums)	282	(550)
Amortization of non-refundable entrance fees	(84,812)	(71,813)
Equity loss (income) from unconsolidated joint venture	(111)	(3,452)
Deferred income tax expense (benefit)	(878)	4,892
Loss (gain) on sales of real estate, net	(3,884)	—
Loss (gain) on debt extinguishments	403	—
Loss (gain) upon change of control, net	(46,270)	—
Casualty-related loss (recoveries), net	(6,059)	6,247
Other non-cash items	354	—
Changes in:
Decrease (increase) in accounts receivable and other assets	5,593	(6,548)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	7,036	(34,948)
Increase (decrease) in deferred revenue	123,764	108,590
Net cash provided by (used in) operating activities	224,718	94,025
Cash flows from investing activities:
Acquisitions of real estate and deposits	(2,279,120)	—
Joint venture buyout, net	(295,893)	—
Capital expenditures	(82,746)	(92,746)
Proceeds from sales of real estate, net	22,395	1,000
Distributions in excess of earnings from unconsolidated joint venture	—	13,910
Proceeds from insurance recovery	13,360	8,550
Other investments	(60)	—
Net cash provided by (used in) investing activities	(2,622,064)	(69,286)
Cash flows from financing activities:
Issuance of Class A-1 common stock in connection with public offerings, net of underwriting fees	2,107,448	—
Issuance of Class A-2 common stock in connection with initial public offering	759	—
Repayments of mortgage debt	(102,011)	(2,103)
Payments for debt extinguishment and deferred financing costs	(6,839)	—
Payments for offering costs	(8,534)	—
Net contributions from (distributions to) Parent	836,737	(18,823)
Dividends paid on common stock	(66,472)	—
Distributions to and purchase of noncontrolling interests	(23,380)	—
Net cash provided by (used in) financing activities	2,737,708	(20,926)
Net increase (decrease) in cash, cash equivalents, and restricted cash	340,362	3,813
Cash, cash equivalents, and restricted cash, beginning of period	84,261	79,066
Cash, cash equivalents, and restricted cash, end of period	$424,623	$82,879
See accompanying Notes to the Unaudited Combined and Consolidated Financial Statements.

Janus Living, Inc.
NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Janus Living, Inc. (“Janus Living” or the “Company”) is a pure-play senior housing real estate investment trust (“REIT”), and the only United States (“U.S.”) publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) or similar structures. RIDEA or similar structures are those in which the Company owns a community directly and contracts with a third-party operator to manage and operate the day-to-day business of such property. Janus Living had a portfolio consisting of 74 senior housing communities, comprised of 15,256 units as of September 30, 2026. The Company’s communities are located primarily in major retirement markets across 19 states, with units in Florida and Texas representing 57% of the total units as of September 30, 2026. Substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Janus Living OP, LLC (“Janus Living OP” or the “Operating Company”), either directly or through its subsidiaries. The Company is the managing member of the Janus Living OP. The Company is externally managed by Healthpeak Investment Management, LLC (the “Manager”), an indirect subsidiary of Healthpeak Properties, Inc. (“Healthpeak” or the “Parent”).
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
On August 12, 2026, an additional 18,400,000 shares of Class A-1 common stock were issued to public investors following the completion of a public offering (the “August Follow-On Offering,” and collectively with the June Follow-On Offering, the “Follow-On Offerings”). The August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriters’ option to purchase additional shares, less $19 million of fees paid to the underwriters.
See Note 11 for additional information about the ownership of the Company and Janus Living OP following the IPO and the Follow-On Offerings. During the three and nine months ended September 30, 2026, the Company recognized interest on invested cash of $8 million and $19 million, respectively, primarily related to interest earned on proceeds from the IPO and Follow-On Offerings.
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

Net income (loss) equals comprehensive income (loss) for all periods presented. The combined and consolidated financial statements include the accounts of Janus Living, Inc., its wholly owned subsidiaries, and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any interim period. The accompanying unaudited interim financial information should be read in conjunction with the Company’s combined and consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the prospectus filed on August 11, 2026 with the Securities and Exchange Commission (“SEC”), as part of the Registration Statement on Form S-11 (File No. 333-298182) (such prospectus and registration statement, the “Registration Statement”).
Transaction Costs
Transaction costs are comprised of legal, advisory, and other professional fees, operator transition costs, transfer taxes, formation and organization costs, and other transaction-related costs. Transaction costs are expensed as incurred. During the three and nine months ended September 30, 2026, the Company recognized $3 million and $26 million, respectively, of transaction costs.
Offering Costs
In connection with the IPO and Follow-On Offerings, the Company incurred legal, accounting, and other related costs. Such costs are recognized within additional paid-in capital on the Combined and Consolidated Statements of Equity.
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
In connection with the formation transactions related to the IPO, the ownership of six senior housing communities was transferred from a taxable REIT subsidiary to a non-taxable entity. This change in tax status resulted in the derecognition of certain deferred tax assets and liabilities. The net impact of this change in tax status resulted in a net tax benefit of $2 million during the nine months ended September 30, 2026.
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

Senior Housing Acquisitions
The following table summarizes senior housing communities acquired during the nine months ended September 30, 2026, excluding the JV Buyout discussed above:

Acquisitions Closed During the Three Months Ended	State	Number of Properties	Purchase Price (in millions)
March 31, 2026
	Georgia	2	$240
	Florida	3	119
	Washington	1	41
June 30, 2026
	Washington	1	53
	Arizona	1	52
September 30, 2026
	Georgia	3	425
	Various(1)	9	398
	Florida	4	190
	Various(2)	8	150
	Florida	1	149
	Various(3)	3	123
	Illinois	1	105
	South Carolina	1	81
	Kentucky	1	50
	Colorado	1	47
	Colorado	1	35
_______________________________________
(1)Includes communities located in Illinois, Indiana, Kentucky, Missouri, Nebraska, and South Carolina.
(2)Includes communities located in New Mexico and Texas.
(3)Includes communities located in Kentucky and Missouri.
The Company completed $432 million of acquisitions subsequent to September 30, 2026, which included seven senior housing communities.
Dispositions of Real Estate
During the three months ended June 30, 2026, the Company sold one senior housing community for $23 million, resulting in a gain on sale of $4 million.
Impairment Charges
During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment charges.
Held for Sale
As of September 30, 2026 and December 31, 2025, there were no assets classified as held for sale.
Casualty-Related Charges
During the three and nine months ended September 30, 2025, the Company recognized casualty-related charges of $26 thousand and $6 million, respectively, which were primarily related to mitigation and other charges incurred related to damages caused by Hurricane Milton. During the three and nine months ended September 30, 2026, the Company recognized casualty-related recoveries of $352 thousand and $6 million, respectively, primarily related to past hurricanes. Casualty-related recoveries (charges) are recognized in other income (expense), net in the Combined and Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the Company had an outstanding insurance receivable balance of $1 million and $12 million, respectively (see Note 6).

NOTE 4.  Investments in Unconsolidated Joint Venture

As of December 31, 2025, the Company held a 53.5% ownership interest in the JV that was comprised of 19 senior housing communities and was accounted for under the equity method. The remaining 46.5% interest was held by a sovereign wealth fund. As of December 31, 2025, the carrying value of the JV was $313 million. In January 2026, the Company acquired its joint venture partner’s 46.5% interest for $312 million, resulting in consolidation of the 19 senior housing communities (see Note 3).
The following table summarizes the Company’s equity method investment (in thousands):

December 31, 2024	$322,551
Distributions	(13,910)
Direct share of equity income (loss)	4,649
Basis difference amortization	(581)
December 31, 2025	$312,709
Direct share of equity income (loss)	119
JV buyout	(312,828)
September 30, 2026	$—
NOTE 5.  Intangible Assets

Intangible assets consist of in-place resident contract intangibles that were recognized upon acquisition of the related communities. The following table summarizes the Company’s intangible assets (dollars in thousands):

Intangible assets	September 30, 2026	December 31, 2025
Gross intangible assets	$565,487	$281,356
Accumulated amortization	(146,227)	(254,686)
Intangible assets	$419,260	$26,670

Weighted average remaining amortization period in years	3	1

During the nine months ended September 30, 2026, in conjunction with the Company’s acquisitions of real estate, the Company acquired $483 million of intangible assets with a weighted average amortization period at acquisition of three years. Other activity during the nine months ended September 30, 2026 includes the write-off of fully amortized assets.
NOTE 6. Other Assets

The following table summarizes the Company’s other assets (in thousands):

	September 30, 2026	December 31, 2025
Entrance fee receivables (see Note 9)	$70,167	$73,376
Prepaid and other assets(1)	62,235	48,690
Insurance receivables (see Note 3)	1,376	12,491
Other assets	$133,778	$134,557
_______________________________________
(1)Includes costs of acquiring contracts of $28 million and $24 million as of September 30, 2026 and December 31, 2025, respectively, which are amortized over the estimated stay of the resident.

NOTE 7.    Debt

Credit Facilities
Concurrent with the completion of the IPO, the Company entered into a credit agreement that provided for a $500 million revolving credit facility (as amended, the “Revolving Credit Facility”) and a $100 million delayed draw term loan facility (the “Delayed Draw Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Revolving Credit Facility matures in March 2030 with two six-month extension periods available, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 105 basis points based on the Company’s current leverage-based pricing grid. The Company may utilize its Revolving Credit Facility to fund acquisitions and other commitments. In September 2026, the Company amended and restated the Credit Facilities to increase the Revolving Credit Facility commitment to $1.25 billion. The amended and restated Credit Facilities also includes an accordion feature that permits the Company to increase the revolving commitments and/or add incremental term loans in an aggregate amount of $500 million, subject to customary requirements, such as obtaining additional lender commitments (the “Janus Living Term Loans”). The amended and restated Credit Facilities also terminated the $100 million Delayed Draw Term Loan, prior to the Company drawing on the Delayed Draw Term Loan. Inclusive of the $500 million accordion option, these changes increased the aggregate amount under the Credit Facilities to $1.75 billion. The Company also pays a facility fee on the entire revolving commitment that depends on its current leverage-based pricing grid, which was 0.15% as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized $468 thousand and $814 thousand, respectively, of interest expense related to fees and amortization of debt issuance costs in connection with its Credit Facilities. As of September 30, 2026, total unamortized debt issuance costs for the Credit Facilities were $6 million, which are recognized in other assets on the Combined and Consolidated Balance Sheets. As of September 30, 2026, no principal had been drawn on the Credit Facilities.
The Credit Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage Ratio of 1.5 times; (v) require a minimum Consolidated Tangible Net Worth of at least the sum of (x) $2.04 billion as of the end of any fiscal quarter plus (y) an amount equal to 75% of the net proceeds received from any equity offerings after the original closing date of the Credit Facilities; and (vi) require a minimum Unsecured Interest Coverage Ratio of 1.75 times. The Company believes it was in compliance with each of these covenants at September 30, 2026.
Mortgage Debt
At December 31, 2025, the Company had $102 million in aggregate principal of fixed rate mortgage debt outstanding and $0.7 million of unamortized premiums. The mortgage debt was secured by two senior housing communities with an aggregate carrying value of $242 million. The Company was in compliance with the requirements of its mortgage debt as of December 31, 2025.
In January 2026, the Company made a $102 million early full principal repayment of its mortgage debt with original maturities in December 2026 and paid $1 million of accrued interest and prepayment penalties. During the nine months ended September 30, 2026, the Company recognized a $0.4 million loss on debt extinguishment related to this early repayment. As of September 30, 2026, the Company had ten outstanding letters of credit obligations totaling $1.3 million.
NOTE 8. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	September 30, 2026	December 31, 2025
Refundable entrance fees	$224,788	$221,147
Other accounts payable and accrued liabilities	97,004	57,024
Accrued dividends and distributions	44,255	—
Accrued construction costs	10,455	6,039
Accounts payable, accrued liabilities, and other liabilities	$376,502	$284,210

NOTE 9. Deferred Revenue

The following table summarizes the Company’s deferred revenue (in thousands):

	September 30, 2026	December 31, 2025
Non-refundable entrance fees	$712,221	$669,528
Other deferred revenue	6,173	3,479
Deferred revenue	$718,394	$673,007
The opening and closing balances of non-refundable entrance fees were as follows (in thousands):

Closing balance - December 31, 2024	$615,723
Additions(1)	152,717
Amortization(2)	(98,912)
Closing balance - December 31, 2025	$669,528
Additions(1)	122,143
Acquisitions	5,362
Amortization(2)	(84,812)
Closing balance - September 30, 2026	$712,221
_______________________________________
(1)During the three months ended September 30, 2026, the Company collected non-refundable entrance fees of $47 million. During the three and nine months ended September 30, 2025, the Company collected non-refundable entrance fees of $37 million and $108 million, respectively.
(2)Amortization of non-refundable entrance fees is included within resident fees and services on the Combined and Consolidated Statements of Operations. During the three months ended September 30, 2026, the Company recognized amortization of $30 million. During the three and nine months ended September 30, 2025, the Company recognized amortization of $24 million and $72 million, respectively.
As of each of September 30, 2026 and December 31, 2025, the weighted average remaining length of stay based on the unamortized non-refundable entrance fee balance of the Company’s in-place residents was 8 years.
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

Closing balance - December 31, 2024	$61,273
Current year deferrals provided	99,960
Receipts applied to entrance fee commitments	(87,857)
Closing balance - December 31, 2025	$73,376
Current year deferrals provided	82,241
Receipts applied to entrance fee commitments	(85,450)
Closing balance - September 30, 2026	$70,167
NOTE 10.  Commitments and Contingencies

Minimum Liquid Reserve (“MLR”)
State licensing authorities require the Company to maintain MLR balances in escrow accounts based upon certain financial calculations. This requirement mitigates the risk of a community failure, whereby the Company would be obligated to repay the balance of entrance fees to its residents. The reserve balance required by these state licensing authorities at September 30, 2026 was $93 million, which was met through $63 million of restricted cash held in escrow and $30 million of promissory notes. These promissory notes are issued between the Company and certain of its operating subsidiaries, which represent intercompany activity that is eliminated in the Combined and Consolidated Financial Statements.

Legal Proceedings
From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. These matters typically relate to the following, among others, and include matters that pertain to operators’ management of the Company’s communities: (i) premises liability and other personal injury claims; (ii) resident care and professional liability matters, including allegations relating to quality of care, neglect, or violation of applicable health and safety regulations; and (iii) contract disputes with residents, service providers, or vendors. Many of these claims are covered, in whole or in part, by insurance policies maintained by the Parent, subject to self-insured retentions, deductibles, and policy limits.
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
Operator Agreements
The Company has long-term management agreements with its operators under which base management fees and incentive management fees are payable to these operators (“Operator Fees”) if operating results exceed pre-established thresholds. Conversely, there are also provisions in the management agreements that reduce Operator Fees if operating results do not meet certain pre-established thresholds. Out-of-pocket expenses incurred on behalf of the Company by operators are subject to reimbursement from the Company. During the three months ended September 30, 2026 and 2025, the Company incurred management fees on its consolidated assets of $13 million and $6 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred management fees on its consolidated assets of $30 million and $18 million, respectively. Management fees are recognized in operating expenses on the Combined and Consolidated Statements of Operations. For discussion of management fees payable to Healthpeak, refer to Note 18.
NOTE 11.  Equity

Dividends
On September 11, 2026, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.0475 per share for each of October, November, and December 2026, payable on October 28, 2026, November 23, 2026, and December 29, 2026, respectively, to stockholders of record as of the close of business on October 16, 2026, November 12, 2026, and December 18, 2026, respectively. As of September 30, 2026, the Company had accrued dividends on common stock of $33 million, which is included in accounts payable, accrued liabilities, and other liabilities on the Combined and Consolidated Balance Sheets.
During the three months ended September 30, 2026, the Company paid common stock cash dividends of $0.1425 per share, which were declared by the Company’s Board of Directors in July 2026 and paid in monthly installments in July, August, and September 2026. During the nine months ended September 30, 2026, the Company paid common stock cash dividends of $0.3024 per share, which was comprised of a pro rata quarterly common stock cash dividend of $0.0174 per share for the period commencing from the date of the IPO through March 31, 2026, a quarterly common stock cash dividend of $0.1425 per share for the three months ended June 30, 2026, and a monthly common stock cash dividend of $0.0475 per share for the three months ended September 30, 2026.
Initial Public Offering
Formation Transactions
In March 2026, Janus Living consummated a series of formation transactions through which Healthpeak transferred, directly or indirectly, cash plus senior housing real estate communities and certain parcels of land for future development to the Company. As a result of these transactions, Healthpeak received 138,816,246 shares of Class A-1 common stock and 75,917,780 common units in Janus Living OP. Janus Living contributed the real estate assets received in the formation transactions to Janus Living OP in exchange for common units, and following such contributions and the formation transactions described above, Janus Living held 187,222,996 common units in Janus Living OP. In connection with these formation transactions, Healthpeak also purchased shares of Class A-2 common stock in an amount equivalent to the common units of Janus Living OP that Healthpeak held following completion of the formation transactions described above, for aggregate consideration of approximately $760 thousand. Also in March 2026, in connection with the IPO, 48,300,000 shares of Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the nine months ended September 30, 2026, a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 18).

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
August Follow-On Offering
On August 12, 2026, an additional 18,400,000 shares of Class A-1 common stock were issued to public investors following the completion of the August Follow-On Offering. The August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriters’ option to purchase additional shares, less $19 million of fees paid to the underwriters. During the three months ended September 30, 2026, in connection with the August Follow-On Offering, $2 million of offering costs, in addition to fees paid to the underwriters, were incurred and recognized within additional paid-in capital on the Combined and Consolidated Statements of Equity.
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
Noncontrolling Interests
Janus Living OP Units
Common unitholders (“OP Unitholders”) have the right to require redemption of part or all of their common units of Janus Living OP (“common units” or “Janus Living OP Units”) for cash or shares of Janus Living’s Class A-1 common stock, at Janus Living, Inc.’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The common units are classified in permanent equity because Janus Living, Inc. may elect to issue shares of its Class A-1 common stock to OP Unitholders who choose to redeem their common units rather than using cash. In connection with the formation transactions and Follow-On Offerings, Janus Living holds 234,372,996 common units in Janus Living OP and Healthpeak holds 75,917,780 common units as of September 30, 2026. The resulting change in the Company’s net assets and capital structure required an allocation between equity and noncontrolling interests on the Combined and Consolidated Statements of Equity. Each unitholder’s interest is calculated by dividing its units held by the total common units outstanding. Healthpeak’s common units are presented as common units of Janus Living OP, LLC held by Healthpeak Properties, Inc. on the Combined and Consolidated Balance Sheets.
As of September 30, 2026, Healthpeak held 75,917,780 Janus Living OP Units, all of which were convertible into Class A-1 common stock, and together with Healthpeak’s ownership of the Company’s Class A-1 and Class A-2 common shares, provided Healthpeak with voting and economic rights of 69.2% of the Company. As of September 30, 2026, the Janus Living OP Units held by Healthpeak had a value of $2.2 billion based on the closing stock price on September 30, 2026.
LTIP Units
During the nine months ended September 30, 2026, certain employees of the Company (“LTIP Unitholders”) were issued approximately 392 thousand noncontrolling, non-managing member units in Janus Living OP (“LTIP Units,” together with the Janus Living OP Units, “OP Units”), all of which were profits interests in Janus Living OP. When certain conditions are met, the LTIP Unitholders have the right to require redemption of part or all of their LTIP Units for cash or shares of the Company’s Class A-1 common stock, at the Company’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Company’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The Company classifies the LTIP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its Class A-1 common stock to LTIP Unitholders who choose to redeem their LTIP Units rather than using cash. As of September 30, 2026, there were approximately 392 thousand LTIP Units outstanding and none had met the criteria for redemption.

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
For the nine months ended September 30, 2026, for basic EPS, the Company elected to use the weighted average number of shares outstanding from the closing date of the IPO through September 30, 2026. For the nine months ended September 30, 2026, basic and diluted EPS is calculated by dividing net income (loss) attributable to common shares after the closing date of the IPO by the basic and diluted weighted average shares outstanding for the period. The pre-IPO net income (loss) of $40 million for the period from January 1, 2026 through March 23, 2026 is deducted from net income (loss) for purposes of EPS.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Numerator
Net income (loss)	$(5,608)	$37,124
Noncontrolling interests’ share in earnings	1,287	610
Less: Participating securities’ share in earnings	(3)	(7)
Net (income) loss - pre-IPO	—	(39,888)
Net income (loss) applicable to common shares - basic and diluted	$(4,324)	$(2,161)
Denominator
Basic weighted average shares outstanding(1)	225,973	209,482
Diluted weighted average common shares	225,973	209,482
Earnings per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
_______________________________________
(1)No publicly-listed shares were outstanding as of or during the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2026, all 76 million outstanding OP Units were not included because they were anti-dilutive.
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

AgeTech Investment. The Company holds a limited partner interest in a fund that makes venture capital investments in early-stage technology solutions (the “AgeTech Investment”). As of September 30, 2026, the Company had an aggregate commitment of $2 million related to its AgeTech Investment and as of each of September 30, 2026 and December 31, 2025, the Company’s total investment was $0.2 million. The AgeTech Investment has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. Given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entity primarily consist of its capital investments. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
The classification of the related assets and the maximum loss exposure as a result of the Company’s involvement with the VIE at September 30, 2026 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
AgeTech Investment	Other assets	$245
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of September 30, 2026, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIE, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
NOTE 14.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	September 30, 2026(1)		December 31, 2025(1)
	Carrying Value	Fair Value(2)	Carrying Value	Fair Value(2)
Mortgage debt	$—	$—	$102,688	$100,658
_______________________________________
(1)During the nine months ended September 30, 2026 and year ended December 31, 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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

	Three Months Ended September 30,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
Room and rents	$217,053	81%	$117,467	78%
Non-refundable entrance fee amortization	29,801	11%	24,155	16%
Ancillary and other services	21,446	8%	8,836	6%
Resident fees and services	$268,300	100%	$150,458	100%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
Room and rents	$550,576	81%	$349,614	78%
Non-refundable entrance fee amortization	84,812	12%	71,813	16%
Ancillary and other services	49,713	7%	26,813	6%
Resident fees and services	$685,101	100%	$448,240	100%
Room and rents and non-refundable entrance fee amortization are recognized over time, or approximately one month and expected stay of the resident, respectively. Ancillary and other services are recognized at a point in time, as services are delivered.
Accounts Receivable, net
The opening and closing balances of accounts receivable, net were as follows (in thousands):

Closing balance - December 31, 2025	$19,431
Closing balance - September 30, 2026	25,406
Change	$5,975
The following is a summary of the Company’s adjustments to allowances for credit losses (in thousands):

Opening balance - December 31, 2024	$2,243
Additional allowance	2,269
Write-offs, recoveries, and other adjustments	(2,494)
Closing balance - December 31, 2025	$2,018

Opening balance - December 31, 2025	$2,018
Additional allowance	2,724
Write-offs, recoveries, and other adjustments	(748)
Closing balance - September 30, 2026	$3,994
NOTE 16.  Segment Disclosures

The Company has one operating segment based on how its Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, assesses performance and allocates resources. The Company’s reportable segment, as determined in accordance with ASC 280, Segment Reporting, is the same as its operating segment. The accounting policies of the Company’s reportable segment are the same as those described in Note 2 to the combined financial statements for the fiscal year ended December 31, 2025 included in the Registration Statement, as updated by Note 2 in these financial statements.
The CODM evaluates performance based on net income (loss) as reported on the Company’s Combined and Consolidated Statements of Operations as it provides a comprehensive indication of overall results of operations.
The Company conducts its business on a consolidated basis in one operating segment and therefore, has one reportable segment. Total assets by reportable segment is not disclosed as the CODM does not review such information to evaluate business performance and allocate resources.

The following table presents significant segment expenses and net income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Resident fees and services	$268,300	$150,458	$685,101	$448,240
Compensation and property management	(122,831)	(72,161)	(314,444)	(214,627)
Food	(11,712)	(6,855)	(30,281)	(20,080)
Real estate taxes	(8,045)	(4,073)	(21,091)	(12,905)
Repairs and maintenance	(8,825)	(5,461)	(23,196)	(15,181)
Utilities	(11,418)	(6,278)	(28,264)	(17,660)
Other segment items(1)	(30,588)	(19,434)	(79,527)	(56,234)
Depreciation and amortization	(78,682)	(30,885)	(186,553)	(94,875)
General and administrative	(1,527)	(2,267)	(5,819)	(7,781)
General and administrative - related party management fee	(3,779)	—	(6,579)	—
Interest expense	(486)	(950)	(1,187)	(2,847)
Transaction costs	(3,400)	—	(26,188)	—
Gain (loss) on sales of real estate, net	—	—	3,884	—
Gain (loss) upon change of control, net	—	—	46,270	—
Gain (loss) on debt extinguishments	—	—	(403)	—
Other income (expense), net	8,276	(98)	25,557	(6,507)
Income tax benefit (expense)	(891)	(1,576)	(267)	(6,263)
Equity income (loss) from unconsolidated joint venture	—	992	111	3,452
Net income (loss)	$(5,608)	$1,412	$37,124	$(3,268)
_______________________________________
(1)Other segment items include: (i) cleaning and supplies, (ii) insurance, (iii) marketing, and (iv) other expenses.
NOTE 17.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$777	$3,417
Income taxes paid (refunded), net	2,420	128
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	$10,455	$4,178
Net noncash impact from the consolidation of properties previously held in an unconsolidated joint venture	312,826	—
Accrued offering costs	869	—
Accrued dividends on common stock	33,404	—
Accrued distributions to noncontrolling interests	10,851	—

The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$19,652	$18,777
Restricted cash	64,609	60,289
Cash, cash equivalents, and restricted cash	$84,261	$79,066
End of period:
Cash and cash equivalents	$338,064	$19,449
Restricted cash	86,559	63,430
Cash, cash equivalents, and restricted cash	$424,623	$82,879
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 30, 2026 and December 31, 2025, the account balances at certain institutions exceeded the FDIC insurance coverage.
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

Management Agreement
Janus Living entered into a management agreement (“Healthpeak Management Agreement”) with the Manager, an indirect subsidiary of Healthpeak. Pursuant to the management agreement, Janus Living agreed to pay the Manager a management fee (“Healthpeak Management Fee”) for services rendered to Janus Living equal to $10 million plus or minus the cumulative effect of an annual amount of 0.5% of (i) the gross book value (as determined in accordance with GAAP) of any investment that is the subject of an acquisition, or disposition or (ii) the increase in the gross book value of any investment that was the subject of a capital deployment, in each case, since January 1, 2026; provided, that (A) if Janus Living’s investments have a gross book value in excess of $10.0 billion but less than $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.1% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition or increase in the gross book value of any investment that was the subject of a capital deployment in excess of $10.0 billion but less than $20.0 billion, and (B) if Janus Living’s investments have a gross book value in excess of $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.15% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition, or increase in gross book value of any investment that was the subject of a capital deployment, that is in excess of $20.0 billion. The management fee will be payable in cash but will be reduced by the stock-based compensation expense recognized in connection with the grant of annual equity awards to employees of the Manager under the Janus Living, Inc. 2026 Equity Plan (“Manager Equity Awards”). The Healthpeak Management Agreement has an initial term of three years from the date of the completion of the IPO with annual renewals unless terminated by Janus Living or the Manager pursuant to the terms of the Healthpeak Management Agreement. Janus Living will also reimburse the Manager for documented third-party expenses incurred by the Manager in providing services under the Healthpeak Management Agreement, including expenses related to legal, accounting, due diligence and other services. Expenses will be reimbursed in cash on a quarterly or monthly basis, at the Manager’s election.
During the three and nine months ended September 30, 2026, $4.5 million and $8.0 million, respectively, of the Healthpeak Management Fee was paid in cash and $266 thousand and $554 thousand, respectively, was paid to the Manager in the form of Manager Equity Awards. As of September 30, 2026, $585 thousand of the Healthpeak Management Fee was recognized within accounts payable, accrued liabilities, and other liabilities on the Combined and Consolidated Balance Sheets. A portion of the Healthpeak Management Fee is included within general and administrative - related party management fee on the Combined and Consolidated Statements of Operations and certain amounts of the Healthpeak Management Fee that are directly attributable to acquisition activities are included within transaction costs on the Combined and Consolidated Statements of Operations.
In addition to the Healthpeak Management Fee due to Healthpeak as discussed above, as of September 30, 2026, Janus Living had $99 thousand due to Healthpeak, primarily related to third-party expenses initially paid by Healthpeak that are reimbursable under the Healthpeak Management Agreement. These amounts are recognized within accounts payable, accrued liabilities, and other liabilities on the Combined and Consolidated Balance Sheets and are non-interest bearing and settled in cash in the ordinary course of business.
Exclusivity Agreement
Janus Living entered into an exclusivity agreement with Healthpeak, pursuant to which Janus Living and Healthpeak agreed that during the term of the management agreement, neither Janus Living nor Healthpeak, nor any of Janus Living’s or Healthpeak’s respective affiliates, will engage in, sponsor, own, operate, manage, or otherwise participate in a competing business.
Stockholders Agreement
Janus Living entered into a stockholders agreement with Healthpeak pursuant to which, among other rights, Healthpeak has the right to designate a certain number of directors to Janus Living’s Board of Directors based on its ownership threshold in the Company. Two of Healthpeak’s directors, Mr. Brinker and Ms. Sandstrom, serve on Janus Living’s Board of Directors pursuant to this agreement.
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
The following table provides information regarding the Company’s concentrations with respect to certain states, operators, and properties; the information provided is presented as percentages of the Company’s total gross real estate assets and revenues:

	Percentage of Gross Real Estate Assets		Percentage of Total Revenues
	September 30, 2026	December 31, 2025	Three Months Ended September 30,		Nine Months Ended September 30,
Concentration			2026	2025	2026	2025
State:
Florida	41%	68%	45%	64%	49%	64%
Texas	9	2	13	4	13	4
Pennsylvania	7	15	10	16	11	16
Georgia	13	—	7	—	4	—
Operator:
LCS	45	86	55	84	62	84
Pegasus Senior Living	9	—	11	—	9	—
Sunrise Senior Living	7	14	10	16	12	16
Cedarhurst Senior Living	10	—	3	—	1	—
Property:
Freedom Plaza Sun City Center	5	11	6	9	6	9
Cypress Village	5	10	5	9	6	9
There is no resident concentration in resident fees and services because the related agreements are with individual residents.
The following table provides information regarding the Company’s concentrations for Medicare and Medicaid as percentages of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare	10%	16%	12%	16%
Medicaid	1	2	1	2

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
As more fully set forth under “Risk Factors” in our prospectus filed on August 11, 2026 with the Securities and Exchange Commission (“SEC”), as part of our Registration Statement on Form S-11 (File No. 333-298182) (such prospectus and registration statement, the “Registration Statement”), principal risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
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
•competition for suitable properties to grow our portfolio;
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
•potential government and financial audits, enforcement actions and recovery activity as a result of our predecessor’s receipt of Provider Relief Fund payments;
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
•our taxable REIT subsidiaries being subject to corporate level tax;
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
•provisions in the operating agreement of Janus Living OP, LLC (“Janus Living OP”) or other agreements that may delay or prevent unsolicited acquisitions of us and certain other transactions;

•our dependence on our Manager and its personnel and our ability to find a suitable replacement for our Manager if our management agreement is terminated or if personnel of our Manager leave the employment of our Manager;
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
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Janus Living, Inc. (“Janus Living” or the “Company”) is a pure-play senior housing real estate investment trust (“REIT”), and the only United States (“U.S.”) publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) or similar structures. Janus Living had a portfolio consisting of 74 senior housing communities, comprised of 15,256 units as of September 30, 2026. Our communities are located primarily in major retirement markets across 19 states, with units in Florida and Texas representing 57% of the total units as of September 30, 2026. Services provided by our operators under a RIDEA or similar structure are primarily paid for directly by the residents, rather than governmental reimbursement programs, which provides Janus Living with greater visibility into operating cash flow from our communities. Janus Living is externally managed by the Manager, an indirect subsidiary of Healthpeak Properties, Inc. (“Healthpeak”). On March 23, 2026, the Company completed its initial public offering to become a newly formed public company (see “—Company Highlights—Initial Public Offering” below).
The following table summarizes certain financial information for the three months ended September 30, 2026 (dollars in thousands):

Financial Data:	Three Months Ended September 30, 2026
Net income (loss)	$(5,608)
Net Operating Income (“NOI”)(1)	74,881
Adjusted NOI(1)	75,599
Same-Store NOI(1)	46,056
Same-Store Adjusted NOI(1)	46,056
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
For a description of our significant activities during the three and nine months ended September 30, 2026, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.

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
August Follow-On Offering
•On August 12, 2026, an additional 18,400,000 shares of Class A-1 common stock were issued to public investors following the completion of a public offering (the “August Follow-On Offering,” and collectively with the June Follow-On Offering, the “Follow-On Offerings”). The August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriters’ option to purchase additional shares, less $19 million of fees paid to the underwriters.
Real Estate Transactions
•In January 2026, we acquired our joint venture partner’s 46.5% interest in SH 2019 Ventures, LLC (the “JV”) for $312 million (“JV Buyout”).
•During the nine months ended September 30, 2026, we acquired 41 senior housing communities for an aggregate purchase price of $2.26 billion.
•Subsequent to September 30, 2026, we completed $432 million of acquisitions, which included seven senior housing communities.
•During the three months ended June 30, 2026, we sold one senior housing community for $23 million.
Financing Activities
•In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026.
•In March 2026, concurrent with the closing of the IPO, we entered into a credit agreement consisting of a $500 million revolving credit facility (as amended, the “Revolving Credit Facility”) maturing in March 2030 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 105 basis points and a $100 million delayed draw term loan (the “Delayed Draw Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”).
•In September 2026, we amended and restated the Credit Facilities to increase the Revolving Credit Facility commitment to $1.25 billion. The amended and restated Credit Facilities also includes an accordion feature that permits us to increase the revolving commitments and/or add incremental term loans in an aggregate amount of $500 million, subject to customary requirements, such as obtaining lender commitments, (the “Janus Living Term Loans”). The amended and restated Credit Facilities terminated the $100 million Delayed Draw Term Loan, prior to the Company drawing on the Delayed Draw Term Loan. Inclusive of the $500 million accordion option, these changes increased the aggregate amount under the Janus Living Credit Facilities to $1.75 billion. As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

Dividends
The following table summarizes our common stock cash dividends declared in 2026:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
May 7(1)	June 12	$0.0174	June 24
May 7	June 12	0.1425	June 24
July 8	July 17	0.0475	July 29
July 8	August 14	0.0475	August 26
July 8	September 11	0.0475	September 23
September 11	October 16	0.0475	October 28
September 11	November 12	0.0475	November 23
September 11	December 18	0.0475	December 29
_______________________________________
(1)Includes a pro rata quarterly common stock cash dividend of $0.0174 per share for the period commencing from the date of the IPO through March 31, 2026.
Results of Operations
We have one operating segment based on how our Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, assesses performance and allocates resources. Our reportable segment, as determined in accordance with ASC 280, Segment Reporting, is the same as our operating segment. Our senior housing properties are operated through RIDEA or similar structures. We evaluate performance based: (i) on net income (loss) as reported on our Combined and Consolidated Statements of Operations, as we believe it provides a comprehensive indication of overall results of operations and (ii) Adjusted NOI, as further described below. The accounting policies of our reportable segment are the same as those described in Note 2 to the combined financial statements for the fiscal year ended December 31, 2025 included in our Registration Statement, as updated by Note 2 herein.

Non-GAAP Financial Measures
NOI and Adjusted NOI
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the performance of our business. NOI represents resident fees and services less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of operator transition costs and actuarial reserves for insurance claims that have been incurred but not reported. NOI and Adjusted NOI exclude all other financial statement amounts included in net income (loss). NOI and Adjusted NOI are calculated as NOI and Adjusted NOI, respectively, from our properties, using our share of NOI and Adjusted NOI, respectively, from the JV (calculated by applying our economic share for the period) and excluding noncontrolling interests’ share from consolidated joint ventures (calculated by applying our economic share for the period) of NOI and Adjusted NOI, respectively. Prior to the JV Buyout, we utilized our share of NOI and Adjusted NOI in assessing our performance as the JV contributed to our performance. Our share of NOI and Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our economic share for the period. Prior to the JV Buyout, we did not control the JV, and the pro rata presentations of reconciling items included in NOI and Adjusted NOI do not represent our legal claim to such items during periods prior to the JV Buyout. We and our JV partner were entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreement, which provided for such allocations generally according to its invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic share determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
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

Nareit FFO
FFO, as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is net income (loss) (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate or land held for development, plus real estate-related depreciation and amortization, and adjustments to compute our share of Nareit FFO from the JV prior to the JV Buyout. Adjustments for the JV are calculated to reflect our pro rata share. We reflect our share of Nareit FFO for the JV by applying our economic share for the period to the applicable reconciling items. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our economic share for the period. Prior to the JV Buyout, we did not control the JV, and the pro rata presentations of reconciling items included in Nareit FFO do not represent our legal claim to such items during periods prior to the JV Buyout. We and our JV partner were entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreement, which provided for such allocations generally according to its invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic share determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
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
FFO As Adjusted
In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items, including, but not limited to, transaction and restructuring-related costs, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances and changes in tax legislation, and other impairments (recoveries) and other losses (gains), as applicable (“FFO as Adjusted”). These adjustments are net of tax, when applicable, and are reflective of our share of the JV prior to the JV Buyout. Adjustments for the JV are calculated to reflect our pro rata share. We reflect our share of FFO as Adjusted for the JV by applying our economic share for the period to the applicable reconciling items. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our economic share for the period. Prior to the JV Buyout, we did not control the JV, and the pro rata presentations of reconciling items included in FFO as Adjusted do not represent our legal claim to such items during periods prior to the JV Buyout. We and our JV partner were entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreement, which provided for such allocations generally according to its invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic share determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.

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

Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025
Overview

The following table summarizes results for the three months ended September 30, 2026 and 2025(1) (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Net income (loss)	$(5,608)	$1,412	$(7,020)
Nareit FFO	73,074	37,069	36,005
FFO as Adjusted	75,848	36,808	39,040
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) decreased primarily as a result of the following:
•an increase in depreciation and amortization expense related to the JV Buyout and other acquisitions of senior housing communities in 2026;
•an increase in transaction costs related to the IPO, senior housing operator transition costs, and other transaction-related costs; and
•an increase in stand-alone public company general and administrative expenses and the Healthpeak management fee incurred subsequent to the IPO.
The decrease in net income (loss) was partially offset by:
•an increase in Adjusted NOI related to: (i) acquisitions of senior housing communities in 2026, (ii) increased occupancy, (iii) increased rates for resident fees, and (iv) the JV Buyout; and
•interest earned on proceeds from the IPO and Follow-On Offerings.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss), except for depreciation and amortization expense, which is excluded from Nareit FFO.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for transaction costs, which are excluded from FFO as Adjusted.

The following table summarizes results for the nine months ended September 30, 2026 and 2025(1) (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net income (loss)	$37,124	$(3,268)	$40,392
Nareit FFO	172,262	105,883	66,379
FFO as Adjusted	189,699	109,830	79,869
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) increased primarily as a result of the following:
•an increase in gain upon change of control in connection with the JV Buyout in January 2026;
•an increase in Adjusted NOI related to: (i) acquisitions of senior housing communities in 2026, (ii) increased occupancy, (iii) increased rates for resident fees, and (iv) the JV Buyout;
•interest earned on proceeds from the IPO and Follow-On Offerings;
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
The increase in net income (loss) was partially offset by:
•an increase in depreciation and amortization expense related to the JV Buyout and other acquisitions of senior housing communities in 2026;
•an increase in transaction costs related to the IPO, senior housing operator transition costs, and other transaction-related costs; and
•an increase in stand-alone public company general and administrative expenses and the Healthpeak management fee incurred subsequent to the IPO.
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
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•casualty-related recoveries; and
•transaction costs.
Same-Store and Total Portfolio Analysis
The following table summarizes results for our Same-Store and total property portfolio at and for the three months ended September 30, 2026 and 2025. For the three months ended September 30, 2026, our Same-Store consists of 15 properties representing properties fully operating on or prior to July 1, 2025 and that remained in operation through September 30, 2026. For the nine months ended September 30, 2026, our Same-Store consists of 15 properties representing properties fully operating on or prior to January 1, 2025 and that remained in operation through September 30, 2026. See “Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 74 and 34 properties at September 30, 2026 and 2025, respectively.

Same-Store and Total Portfolio Analysis

The following table summarizes results at and for the three months ended September 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store(2)			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$165,203	$150,458	$14,745	$268,300	$150,458	$117,842
Operating expenses	(119,147)	(113,870)	(5,277)	(193,419)	(114,262)	(79,157)
Janus Living’s share of unconsolidated joint venture NOI	—	—	—	—	5,639	(5,639)
NOI	46,056	36,588	9,468	74,881	41,835	33,046
Adjustments to NOI(1)	—	—	—	718	(22)	740
Adjusted NOI	$46,056	$36,588	$9,468	75,599	41,813	33,786
Less: Non-SS adjustments				(29,543)	(5,225)	(24,318)
SS Adjusted NOI				$46,056	$36,588	$9,468
Adjusted NOI % change			25.9%
Property count	15	15		74	34
Average occupancy(2)	89.7%	86.7%		86.5%	85.8%
Average occupied units(3)	6,311	6,121		10,718	7,597
RevPOR per month(4)	$8,726	$8,193		$7,421	$7,588
_________________________________
(1)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. Refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(2)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio represents the average occupied units as a percentage of the total available units for the period presented, weighted to reflect our economic share, and excluding any significant redevelopments and any properties held for sale.
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

Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, operator management fees, utilities, real estate taxes, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store Adjusted NOI and the following Non-Same-Store impacts:
•increased Adjusted NOI from senior housing communities acquired during 2026; and
•increased Adjusted NOI from the JV Buyout.

The following table summarizes results at and for the nine months ended September 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store(2)			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$486,825	$448,240	$38,585	$685,101	$448,240	$236,861
Operating expenses	(353,096)	(335,505)	(17,591)	(496,803)	(336,687)	(160,116)
Janus Living’s share of unconsolidated joint venture NOI	—	—	—	748	17,794	(17,046)
NOI	133,729	112,735	20,994	189,046	129,347	59,699
Adjustments to NOI(1)	—	(844)	844	718	(899)	1,617
Adjusted NOI	$133,729	$111,891	$21,838	189,764	128,448	61,316
Less: Non-SS adjustments				(56,035)	(16,557)	(39,478)
SS Adjusted NOI				$133,729	$111,891	$21,838
Adjusted NOI % change			19.5%
Property count	15	15		74	34
Average occupancy(2)	88.9%	86.3%		86.0%	85.3%
Average occupied units(3)	6,275	6,093		8,688	7,555
RevPOR per month(4)	$8,620	$8,173		$7,598	$7,584
_________________________________
(1)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. Refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(2)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio represents the average occupied units as a percentage of the total available units for the period presented, weighted to reflect our economic share, and excluding any significant redevelopments and any properties held for sale.
(3)Represents average occupied units as reported by the operators for the nine-month period.
(4)Represents revenues (including our share of revenues from the JV) per average occupied unit for the applicable period divided by a factor of nine. Excludes newly developed assets, assets sold, acquired or converted to a new operating structure during the relevant period, assets in redevelopment, assets that are held for sale, and assets that experienced a casualty event that significantly impacted operations.

Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, operator management fees, utilities, repairs and maintenance, real estate taxes, food, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store Adjusted NOI and the following Non-Same-Store impacts:
•increased Adjusted NOI from senior housing communities acquired during 2026; and
•increased Adjusted NOI from the JV Buyout.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Depreciation and amortization	$78,682	$30,885	$47,797	$186,553	$94,875	$91,678
General and administrative	1,527	2,267	(740)	5,819	7,781	(1,962)
General and administrative - related party management fee	3,779	—	3,779	6,579	—	6,579
Interest expense	486	950	(464)	1,187	2,847	(1,660)
Transaction costs	3,400	—	3,400	26,188	—	26,188
Gain (loss) on sales of real estate, net	—	—	—	3,884	—	3,884
Gain (loss) upon change of control, net	—	—	—	46,270	—	46,270
Gain (loss) on debt extinguishments	—	—	—	(403)	—	(403)
Other income (expense), net	8,276	(98)	8,374	25,557	(6,507)	32,064
Income tax benefit (expense)	(891)	(1,576)	685	(267)	(6,263)	5,996
Equity income (loss) from unconsolidated joint venture	—	992	(992)	111	3,452	(3,341)
Noncontrolling interests’ share in earnings	1,287	—	1,287	610	—	610
Depreciation and amortization
Depreciation and amortization expense increased for the three and nine months ended September 30, 2026 primarily as a result of (i) the JV Buyout and (ii) acquisitions of senior housing communities in 2026.
General and administrative
General and administrative expenses decreased for the three months ended September 30, 2026 primarily as a result of the related party management fee replacing the allocation of general and administrative expenses from Healthpeak subsequent to the IPO. General and administrative expenses decreased for the nine months ended September 30, 2026 primarily as a result of a decrease in the allocation of general and administrative expenses from Healthpeak as a result of lower general and administrative expense incurred at Healthpeak prior to the IPO. The decrease in general and administrative expenses during the three and nine months ended September 30, 2026 was partially offset by an increase in stand-alone public company general and administrative expenses.
General and administrative - related party management fee
General and administrative - related party management fee increased for the three and nine months ended September 30, 2026 due to the Healthpeak management fee incurred subsequent to the IPO.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2026 as a result of the full repayment of our mortgage debt in January 2026, partially offset by fees and amortization of debt issuance costs associated with the Credit Facilities.
Transaction costs
Transaction costs increased for the three and nine months ended September 30, 2026 primarily as a result of costs incurred for the IPO, senior housing operator transition costs, and other transaction-related costs.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net increased for the nine months ended September 30, 2026 as a result of the disposition of a senior housing community in June 2026 as compared to no dispositions of real estate during the nine months ended September 30, 2025.

Gain (loss) upon change of control, net
Gain upon change of control increased for the nine months ended September 30, 2026 as a result of the JV Buyout in January 2026.
Gain (loss) on debt extinguishments
Loss on debt extinguishment increased for the nine months ended September 30, 2026 as a result of the full repayment of our mortgage debt in January 2026.
Other income (expense), net
Other income (expense), net increased for the three and nine months ended September 30, 2026 primarily as a result of interest earned on proceeds from the IPO and Follow-On Offerings. Other income (expense), net further increased for the nine months ended September 30, 2026 primarily as a result of: (i) casualty-related recoveries recognized in 2026 and (ii) casualty-related losses incurred in 2025 associated with Hurricane Milton.
Income tax benefit (expense)
Income tax expense decreased for the nine months ended September 30, 2026 primarily as a result of: (i) the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the IPO and (ii) the tax benefit recognized in connection with the disposition of a senior housing community in June 2026. Other activity during the three and nine months ended September 30, 2026 includes the net impact of operations of our senior housing communities and changes in actuarial reserves for insurance claims that have been incurred but not reported.
Equity income (loss) from unconsolidated joint venture
Equity income (loss) from unconsolidated joint ventures decreased for the three and nine months ended September 30, 2026 as a result of the JV Buyout in January 2026.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in loss increased for the three and nine months ended September 30, 2026 as a result of the allocation of net loss from issuance of common units in Janus Living OP to Healthpeak in connection with the IPO.
Liquidity and Capital Resources
As of September 30, 2026, we had $338 million of cash and cash equivalents. We currently expect that our principal sources of funding will include:
•current cash balances, including the proceeds received from the IPO and Follow-On Offerings;
•cash flows from operations;
•borrowings under our Revolving Credit Facility; and
•other forms of debt financings and equity offerings.
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
Our ability to access the capital markets impacts our cost of capital, as well as our ability to fund future acquisitions and capital expenditures through the issuance of additional securities or secured debt. Changes in general market and economic conditions impact our ability to access capital and directly impact our cost of capital. Our Revolving Credit Facility accrues interest at SOFR plus a margin based on our leverage ratio. We also pay a facility fee on the entire commitment under our Revolving Credit Facility that is initially based on our leverage ratio.

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
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt decreased by $103 million to zero at September 30, 2026, when compared to our cash requirements at December 31, 2025, as a result of the full principal repayment of mortgage debt secured by two senior housing communities in January 2026. See Note 7 to the Combined and Consolidated Financial Statements for additional information about our debt commitments.
Minimum Liquid Reserve (“MLR”). The MLR required by state licensing authorities decreased by $2 million to $93 million at September 30, 2026, when compared to the MLR required at December 31, 2025, as a result of a decrease of $22 million in the promissory note requirement, partially offset by an increase of $20 million in the restricted cash requirement. See Note 10 to the Combined and Consolidated Financial Statements for additional information about our MLR requirements.
Other investment commitments. As of September 30, 2026, our total investment was $0.2 million in a fund that makes venture capital investments in early-stage technology solutions (the “AgeTech Investment”). At September 30, 2026, our remaining funding commitment related to the AgeTech Investment was $2 million, which is expected to be funded over the next four years. See Note 13 to the Combined and Consolidated Financial Statements for additional information.
Distribution and dividend requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Internal Revenue Code of 1986, as amended (the “Code”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. During the nine months ended September 30, 2026, our Board of Directors declared common stock cash dividends of $0.4449 per share, which was comprised of a pro rata quarterly common stock cash dividend of $0.0174 per share for the period commencing from the date of the IPO through March 31, 2026, a quarterly common stock cash dividend of $0.1425 per share for the three months ended June 30, 2026, and a monthly common stock cash dividend of $0.0475 per share for each of the three months ended September 30, 2026 and December 31, 2026. On an annualized basis, this would be $0.57 per share. Any future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-Balance Sheet Arrangements. As of September 30, 2026, we had ten outstanding letter of credit obligations totaling $1.3 million.
There have been no other material changes, outside of the ordinary course of business, during the nine months ended September 30, 2026 to the material cash requirements or material off-balance sheet arrangements disclosed in our Registration Statement for the year ended December 31, 2025, including under the sections entitled “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Combined and Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$224,718	$94,025	$130,693
Net cash provided by (used in) investing activities	(2,622,064)	(69,286)	(2,552,778)
Net cash provided by (used in) financing activities	2,737,708	(20,926)	2,758,634

Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our properties, residency rates, our operators’ performance, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $131 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of: (i) an increase in Adjusted NOI from: (a) senior housing communities acquired in 2026, (b) increased rates for resident fees, and (c) higher occupancy, and (ii) non-refundable entrance fee collections, partially offset by an increase in transaction costs related to the IPO and operator transitions.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions and capital expenditures, net of proceeds received from sales of real estate and distributions received from the JV. Our net cash used in investing activities increased $2.6 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of the following: (i) an increase in cash used for real estate asset acquisitions, including the JV Buyout, and (ii) a decrease in distributions from unconsolidated joint ventures. The increase in net cash used in investing activities was partially offset by: (i) an increase in proceeds received from the sales of real estate, (ii) an increase in proceeds received from insurance recoveries, and (iii) a decrease in cash used for capital expenditures, primarily related to a decrease in casualty-related capital expenditures.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by repayments under our mortgage debt, equity issuances, contributions from and distributions to Healthpeak, and dividends paid to common shareholders. Our net cash provided by financing activities increased $2.8 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of the following: (i) proceeds received from the IPO and Follow-On Offerings, net of underwriting fees, and (ii) an increase in net contributions from Healthpeak. The increase in net cash provided by financing activities was partially offset by: (i) an increase in repayments of mortgage debt and debt extinguishment costs, (ii) an increase in dividends paid on common stock, (iii) an increase in payments of offering costs, (iv) an increase in distributions to noncontrolling interests, and (v) an increase in payments for deferred financing costs related to our Credit Facilities.
Debt
In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026, reducing our outstanding consolidated debt to zero.
See Note 7 to the Combined and Consolidated Financial Statements for additional information about our Credit Facilities. No principal had been drawn on our Credit Facilities as of September 30, 2026. The Company may utilize its Credit Facilities to fund acquisitions and other commitments. At September 30, 2025, all of our outstanding debt was fixed rate with a weighted average effective interest rate of 3.5%.
Equity
At September 30, 2026, we had 234 million shares of Class A-1 common stock and 76 million shares of Class A-2 common stock outstanding, equity totaled $4.1 billion, and our equity securities, inclusive of common units convertible into Class A-1 common stock, had a market value of $9.2 billion.
Noncontrolling Interests
Janus Living OP Units. Common unitholders (“OP Unitholders”) have the right to require redemption of part or all of their common units for cash or shares of Janus Living’s Class A-1 common stock, at Janus Living, Inc.’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of the Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. The common units are classified in permanent equity because Janus Living, Inc. may elect to issue shares of its Class A-1 common stock to OP Unitholders who choose to redeem their common units rather than using cash. Subsequent to the formation transactions and Follow-On Offerings, Janus Living holds 234,372,996 common units in Janus Living OP and Healthpeak holds 75,917,780 common units. As of September 30, 2026, Healthpeak’s ownership of Janus Living’s Class A-1 and Class A-2 common shares, together with Healthpeak’s ownership of common units of Janus Living OP, provided Healthpeak with voting and economic rights of 69.2% of Janus Living. The common units held by Healthpeak are recognized within common units of Janus Living OP, LLC held by Healthpeak Properties, Inc. on the Combined and Consolidated Balance Sheets.

LTIP Units. During the nine months ended September 30, 2026, certain of our employees (“LTIP Unitholders”) were issued approximately 392 thousand noncontrolling, non-managing member units in Janus Living OP (“LTIP Units”). When certain conditions are met, the LTIP Unitholders have the right to require redemption of part or all of their LTIP Units for cash or shares of our Class A-1 common stock, at our option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of our Class A-1 common stock or cash equal to the fair value of a share of Class A-1 common stock at the time of redemption. We classify the LTIP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our Class A-1 common stock to LTIP Unitholders who choose to redeem their LTIP Units rather than using cash. As of September 30, 2026, there were approximately 392 thousand LTIP Units outstanding, and none had met the criteria for redemption.
Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO and FFO as Adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(5,608)	$1,412	$37,124	$(3,268)
Real estate related depreciation and amortization	78,682	30,885	186,553	94,875
Janus Living’s share of real estate related depreciation and amortization from unconsolidated joint venture	—	4,772	602	14,276
Loss (gain) on sales of depreciable real estate, net	—	—	(3,884)	—
Loss (gain) upon change of control, net(1)	—	—	(46,270)	—
Taxes associated with real estate dispositions	—	—	(1,863)	—
Nareit FFO	73,074	37,069	172,262	105,883
Participating securities share in Nareit FFO	(8)	—	(25)	—
Diluted Nareit FFO	$73,066	$37,069	$172,237	$105,883

Impact of adjustments to Nareit FFO:
Transaction and restructuring-related costs(2)	$3,038	$—	$24,740	$—
Loss (gain) on debt extinguishments	—	—	302	—
Casualty-related charges (recoveries), net(3)	(264)	(261)	(5,715)	3,947
Recognition (reversal) of valuation allowance on deferred tax assets(4)	—	—	(1,890)	—
Total adjustments	$2,774	$(261)	$17,437	$3,947

FFO as Adjusted	$75,848	$36,808	$189,699	$109,830
Participating securities share in FFO as Adjusted	(1)	—	(4)	—
Diluted FFO as Adjusted	$75,847	$36,808	$189,695	$109,830

Other operating data:
Non-refundable entrance fee sales in excess of (less than) the related GAAP amortization	$16,710	$12,711	$37,331	$36,449
Deferred income taxes	816	1,198	4,081	6,513
Stock-based compensation amortization expense	343	—	716	—
AFFO capital expenditures	(7,159)	(5,761)	(15,832)	(9,326)
Amortization of deferred financing costs and debt discounts (premiums)	209	(186)	282	(550)
Other items(5)	715	(388)	708	(3,103)
Refer to footnotes on the next page.

_______________________________________
(1)The nine months ended September 30, 2026 includes a gain upon change of control related to the acquisition of the joint venture partner’s 46.5% interest in the JV which held 19 senior housing properties.
(2)The three and nine months ended September 30, 2026 include transaction costs comprised of legal, advisory, and other professional fees, operator transition costs, transfer taxes, formation and organization costs, and other transaction-related costs. The nine months ended September 30, 2026 also includes expenses related to one-time fully vested equity awards associated with our initial public offering.
(3)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint venture in the Combined and Consolidated Statements of Operations.
(4)The nine months ended September 30, 2026 includes the income tax impact related to the change in tax status of certain entities in connection with our initial public offering.
(5)The three and nine months ended September 30, 2026 and the nine months ended September 30, 2025 include the effects of changes in actuarial reserves for insurance claims that have been incurred but not reported. The three and nine months ended September 30, 2025 also include our proportionate share of AFFO capital expenditures from the JV. AFFO Capital Expenditures include costs incurred in our operating portfolio required to maintain the properties in current market condition and generally are recurring in nature.
The following table reconciles net income (loss) to NOI and Adjusted NOI for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(5,608)	$1,412	$37,124	$(3,268)
Depreciation and amortization	78,682	30,885	186,553	94,875
General and administrative	1,527	2,267	5,819	7,781
General and administrative - related party management fee	3,779	—	6,579	—
Interest expense	486	950	1,187	2,847
Transaction costs	3,400	—	26,188	—
Loss (gain) on sales of real estate, net	—	—	(3,884)	—
Loss (gain) upon change of control, net	—	—	(46,270)	—
Loss (gain) on debt extinguishments	—	—	403	—
Other expense (income), net	(8,276)	98	(25,557)	6,507
Income tax expense (benefit)	891	1,576	267	6,263
Equity loss (income) from unconsolidated joint venture	—	(992)	(111)	(3,452)
Janus Living’s share of unconsolidated joint venture NOI	—	5,639	748	17,794
NOI	$74,881	$41,835	$189,046	$129,347
Adjustments to NOI	718	(22)	718	(899)
Adjusted NOI	$75,599	$41,813	$189,764	$128,448
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our combined and consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement. During the nine months ended September 30, 2026, we included a new critical accounting estimate as described below:
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We are exposed to various market risks, primarily from the potential loss arising from adverse changes in interest rates. Our $1.25 billion Revolving Credit Facility bears interest based on SOFR. However, at September 30, 2026, the Revolving Credit Facility was undrawn. In the future, we may use derivative and other financial instruments in the normal course of business to mitigate interest rate risk. We will not use derivative financial instruments for speculative or trading purposes.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in the section entitled “Risk Factors” included in the Registration Statement, the primary risk factors that could materially affect our business, financial condition, or future results. There have been no material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

10.1
Amended and Restated Credit Agreement, dated as of September 17, 2026, by and among Janus Living, Inc., Janus Living OP, LLC, certain subsidiaries of Janus Living, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. (incorporated herein by reference to Exhibit 10.1 to Janus Living’s Current Report on Form 8-K, filed September 17, 2026).

10.2
Underwriting Agreement, dated August 10, 2026, among Janus Living, Inc., Janus Living OP, LLC, Healthpeak Investment Management, LLC and BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. (incorporated herein by reference to Exhibit 1.1 to Janus Living’s Current Report on Form 8-K, filed August 12, 2026).

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

Date: November 3, 2026	Janus Living, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)